Form 10-Q
period 2025-09-30
Neptune Insurance Holdings Inc.
filed 2025-11-12
CIK 2067129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42878

Neptune Insurance Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-4189588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 6th Street S, Suite 2 St. Petersburg, Florida	33701
(Address of principal executive offices)	(Zip Code)

(727) 202-4815

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value	NP	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 10, 2025, the registrant had outstanding 94,600,000 shares of Class A common stock and 43,435,000 shares of Class B common stock, each with a par value of $0.00001.

NEPTUNE INSURANCE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Neptune Insurance Holdings Inc. contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations, financial position, market size and opportunity, our business strategy and plans, the factors affecting our performance and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	our ability to maintain or expand relationships with capacity providers, and impacts of the potential reduction or termination of existing relationships, and dependence on a limited number of providers;

●	our reliance on third-party agents and brokers to distribute our products, and the potential adverse impact on our business if those relationships weaken, are lost, or fail to perform as expected;

●	our ability to protect and enforce our intellectual property;

●	our ability to effectively manage and sustain our rapid growth, which may place significant demands on our resources, systems and personnel;

●	adverse National Flood Insurance Program (“NFIP”) developments that create challenges for private insurers;

●	the impact of slower housing market activity, especially in areas needing flood coverage, due to various general economic and other factors;

●	our ability to attract and retain talent, including highly skilled engineers, data scientists, and other technical professionals;

●	our reliance on third parties for critical functions such as processing policyholder payments and mailing policy documents and notices;

●	the highly competitive industry in which we operate;

●	our reliance on the accuracy and performance of our artificial intelligence (“AI”) powered Triton platform, for underwriting and data modeling;

●	developments and projections relating to advancements in AI, our competitors, and our industry;

●	our ability to successfully launch additional products or expand our product offerings, including into new domestic and international markets;

●	our ability to apply technology effectively in driving value for our policyholders through technology-based solutions;

●	the impact of current and future laws and regulations, especially those related to insurance regulations;

●	potential cybersecurity risks with respect to our or our vendors’ information processing systems; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements do not reflect the potential impact of any future acquisitions, restructurings, mergers, dispositions, joint ventures, partnerships, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Unless the context requires otherwise, the words “we,” “us,” “our,” the “Company,” and “Neptune” refer to Neptune Insurance Holdings Inc. and its subsidiaries, taken as a whole, “Neptune Holdings” refers only to Neptune Insurance Holdings Inc., and “Neptune Flood” refers only to Neptune Flood Incorporated.

Trademarks, Trade Names, and Service Marks

Neptune,” “Neptune Flood,” “Triton,” the Neptune stylized design logo, and our other registered or common law trademarks, trade names, and service marks appearing in this Quarterly Report on Form 10-Q are our property. Solely for convenience, our trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q appear without the ®, ™ and ℠ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names. This Quarterly Report on Form 10-Q may contain additional trademarks, trade names, and service marks of other companies that are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Neptune Insurance Holdings Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$12,184	$7,094
Fiduciary cash	46,861	20,971
Fiduciary receivable	4,486	4,096
Commissions and fees receivable	3,674	2,612
IPO transaction costs shareholder reimbursement receivable	8,474	-
Prepaid expenses and other current assets	638	452
Total current assets	76,317	35,225

Intangible assets, net	486	476
Internally developed software, net	5,943	5,756
Goodwill	3,793	3,793
Deferred tax assets	2,979	2,803
Deferred financing asset	109	99
Total assets	$89,627	$48,152

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	11,246	7,165
Commissions payable	5,010	2,528
Insurance company payables	21,741	13,257
Income tax payable	1,021	4,781
Accrued expenses	1,458	475
Premium deposits	29,606	11,810
Current portion of debt	15,050	8,550
Total current liabilities	85,132	48,566

Debt, less current portion	247,589	125,101
Early exercise deposit liability	15,578	-
Total liabilities	$348,299	$173,667

Commitments and contingencies (Note 11)

Redeemable, convertible preferred stock, $0.00001 par value, 5% cumulative dividend; 41,850,000 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024 (liquidation preference of $259,027)	250,877	240,473

Stockholders’ deficit:

Common stock, $0.00001 par value, 154,300,000 and 154,300,000 shares authorized; 96,185,000 and 93,350,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Accumulated deficit	(518,660)	(366,326)
Additional paid-in capital	9,110	337
Total stockholders’ deficit	(509,549)	(365,988)

Total liabilities, redeemable, convertible preferred stock, and stockholders’ deficit	$89,627	$48,152

See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Revenues:
Commissions and fees	$44,365	$33,820	$115,784	$87,796

Operating expenses:
Agent commissions	13,840	10,014	35,516	26,171
Employee compensation and benefits	1,773	1,284	4,706	3,702
General and administrative	2,138	1,931	6,771	5,660
Amortization expense	948	782	2,734	2,207
IPO transaction costs	4,966	-	8,440	-
Total operating expenses	23,665	14,011	58,167	37,740

Income from operations	20,700	19,809	57,617	50,056

Other income (expense):
Interest income	281	256	697	679
Interest expense	(5,518)	(3,771)	(13,787)	(14,403)
Loss on extinguishment of debt	-	-	-	(5,426)
Income before income tax expense	15,463	16,294	44,527	30,906

Income tax expense	3,952	4,201	11,457	7,926

Net income	$11,511	$12,093	$33,070	$22,980

Accretion adjustment to redeemable preferred stock	(3,555)	(3,360)	(10,404)	(9,867)
Allocation to participating preferred stock	(2,463)	(2,703)	-	(4,059)
Cash dividend paid on redeemable preferred stock	-	-	(54,170)	-
Net income (loss) available to common stockholders	$5,493	$6,030	$(31,504)	$9,054

Net income (loss) per share of common stock:
Basic	$0.06	$0.06	$(0.34)	$0.10
Diluted	$0.06	$0.06	$(0.34)	$0.10
Weighted average shares of common stock outstanding:
Basic	93,350,000	93,350,000	93,350,000	93,350,000
Diluted	97,262,548	93,350,000	93,350,000	93,350,000

See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable, Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

			Stockholders’ Deficit
	Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2024	41,850	$240,473	93,350	$1	$337	$(366,326)	(365,988)
Share-based compensation	-	-	-	-	83	-	83
Accretion of redeemable, convertible preferred stock	-	3,381	-	-	-	(3,381)	(3,381)
Net income	-	-	-	-	-	9,941	9,941
Balance at March 31, 2025	41,850	$243,854	93,350	$1	$420	$(359,766)	$(359,345)
Cash dividend paid	-	-	-	-	-	(175,000)	(175,000)
Share-based compensation	-	-	-	-	104	-	104
Accretion of redeemable, convertible preferred stock	-	3,468	-	-	-	(3,468)	(3,468)
Net income	-	-	-	-	-	11,618	11,618
Balance at June 30, 2025	41,850	247,322	93,350	1	524	(526,616)	(526,091)
Share-based compensation	-	-	-	-	112	-	112
Accretion of redeemable, convertible preferred stock	-	3,555	-	-	-	(3,555)	(3,555)
Contributed capital, shareholder reimbursement of IPO transaction costs	-	-	-	-	8,474	-	8,474
Early exercise of options	-	-	2,835	-	-	-	-
Net income	-	-	-	-	-	11,511	11,511
Balance at September 30, 2025	41,850	250,877	96,185	1	9,110	(518,660)	(509,549)

			Stockholders’ Deficit
	Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	41,850	$227,199	93,350	$1	$41	$(387,644)	(387,602)
Share-based compensation	-	-	-	-	71	-	71
Accretion of redeemable, convertible preferred stock	-	3,230	-	-	-	(3,230)	(3,230)
Net income	-	-	-	-	-	4,614	4,614
Balance at March 31, 2024	41,850	$230,429	93,350	$1	$112	$(386,260)	$(386,147)
Share-based compensation	-	-	-	-	71	-	71
Accretion of redeemable, convertible preferred stock	-	3,277	-	-	-	(3,277)	(3,277)
Net income	-	-	-	-	-	6,273	6,273
Balance at June 30, 2024	41,850	233,706	93,350	1	183	(383,264)	(383,080)
Share-based compensation	-	-	-	-	75	-	75
Accretion of redeemable, convertible preferred stock	-	3,360	-	-	-	(3,360)	(3,360)
Net income	-	-	-	-	-	12,093	12,093
Balance at September 30, 2024	41,850	237,066	93,350	1	258	(374,531)	(374,272)

See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$33,070	$22,980
Adjustments to reconcile net income to cash provided by operating activities:
Amortization expense	2,734	2,207
Amortization of deferred financing costs	483	641
Loss on extinguishment of debt	-	5,426
Share-based compensation	299	217
Deferred income taxes	(176)	(654)
(Increase) decrease in operating assets:
Commissions and fees receivable	(1,064)	(615)
Income tax receivable	-	462
Prepaid expenses and other current assets	(186)	299
Deferred financing asset	(37)	(111)
Increase (decrease) in operating liabilities:
Accounts payable	4,081	795
Commissions payable	2,482	1,196
Income tax payable	(3,760)	1,516
Accrued expenses	992	904
Net cash provided by operating activities	38,920	35,263

Cash flows from investing activities:
Internal developed software	(2,868)	(2,564)
Purchases of intangible assets	(63)	-
Net cash used in investing activities	(2,931)	(2,564)

Cash flows from financing activities:
Change in fiduciary receivables	(389)	(1,050)
Change in fiduciary liabilities	26,279	16,446
Repayments of 2023 Term Loan	-	(178,525)
Proceeds from 2024 Term Loan	-	171,000
Repayments of 2024 Term Loan	(135,000)	(18,000)
Proceeds from 2025 Term Loan	301,000	-
Repayments of 2025 Term Loan	(37,000)	-
Payment of deferred financing fees and prepayment penalty	(477)	(3,726)
Proceeds from early exercise of stock options	15,578	-
Cash dividend paid	(175,000)	-
Net cash used in financing activities	(5,009)	(13,855)

Net increase in cash and cash equivalents and fiduciary cash	30,980	18,844

Cash and cash equivalents and fiduciary cash:
Beginning of period	28,065	24,320

End of period	$59,045	$43,164

Cash and cash equivalents	$12,184	$11,581
Fiduciary cash	46,861	31,583

Total cash and cash equivalents and fiduciary cash	$59,045	$43,164

Non-cash transactions:
Shareholder reimbursement of IPO transaction costs	$8,474	$-

See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Basis of Presentation

Neptune Insurance Holdings Inc. (“Neptune Holdings” or the “Company”) was incorporated in Delaware on March 20, 2025, to serve as the holding company for Neptune Flood Incorporated (“Neptune Flood”). Neptune Flood, incorporated in Delaware on February 10, 2017, is an insurance agency engaged in the business of selling residential and commercial insurance policies throughout the United States on behalf of insurance carrier partners.

On April 10, 2025, Neptune Holdings completed a corporate restructuring through a reverse triangular merger (the “Reorganization”) to implement a holding company structure. The Reorganization was accounted for as a combination of entities under common control in accordance with subsections of Accounting Standards Codification (“ASC”) Topic 805-50, Business Combinations (“ASC 805-50”). Consequently, Neptune Flood was contributed to Neptune Holdings and the Reorganization was recorded at historical carrying amounts and the Company’s Consolidated Financial Statements prior to the Reorganization have been adjusted to reflect the retrospective combination of the entities for all periods presented.

Stock Split: On September 9, 2025, the Company effected a ten-for-one stock split of its common stock and redeemable, convertible preferred stock. All share and per share information has been retroactively adjusted to reflect the stock split for all periods presented. The shares of common stock retain a par value of $0.00001 per share.

Initial Public Offering: The following description of the initial public offering (“IPO”) and related transactions have been included herein given their significance, however, given that they occurred subsequent to September 30, 2025, their effects are not reflected in these condensed consolidated financial statements. The following transactions will be reflected in the fourth quarter of 2025.

On October 2, 2025, the Company completed its IPO, in which certain stockholders of the Company sold 21,184,210 shares of its Class A common stock at a public offering price of $20.00 per share. The Company received no proceeds from the sale of Class A common stock by the selling stockholders in the offering. The Company incurred IPO transaction costs for the three and nine months ended September 30, 2025, of $4,966 and $8,440, respectively, excluding the underwriting discount, which were expensed as incurred, as the Company received no proceeds from the IPO. These transaction costs are recorded within IPO transaction costs in the accompanying condensed consolidated statements of income.

In connection with the IPO, all 41,850,000 shares of the Company’s convertible preferred stock converted into 41,850,000 shares of common stock. Additionally, all 138,035,000 shares of common stock (including shares of common stock issued upon the automatic conversion of our outstanding convertible preferred stock) were reclassified into 138,035,000 shares of Class A common stock, of which 43,435,000 shares were then exchanged for Class B common stock on a one-for-one basis, resulting in 94,600,000 shares of Class A common stock and 43,435,000 shares of Class B common stock outstanding. Class A and Class B common stock are identical in their economic rights.

In connection with the IPO, the selling stockholders agreed to reimburse the Company for certain IPO offering costs, in an aggregate amount not to exceed 2% of the gross IPO proceeds to be received by the selling stockholders. As of September 30, 2025, the company recorded a receivable of $8,474 related to this reimbursement, which is included within IPO transaction costs shareholder reimbursement receivable on the condensed consolidated balance sheets. The corresponding amount is presented as contributed capital in the condensed consolidated statements of changes in redeemable, convertible preferred stock and stockholders’ deficit. On October 2, 2025, the Company received the full reimbursement amount due from the selling stockholders.

Basis of Presentation: The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and related notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered necessary for fair presentation have been included. The accompanying balance sheet for the year ended December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements are presented in US Dollars. All amounts are presented in thousands, except per share data and where otherwise noted.

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in the condensed consolidated financial statements.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates, judgments, and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The Company’s most significant estimates and judgments involve the valuation of share-based compensation, including the fair value of common stock, accounting for capitalized internal-use software, including the related estimated useful life, as well as the estimates for policy cancellations.

Note 2. Significant Accounting Policies

Revenue Recognition: The Company recognizes revenue for the transfer of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those products or services. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as the transfer of control of the underlying performance obligations occurs. ASC 606 provides a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations in the contract

●	Recognize revenue when or as the performance obligations are satisfied

The Company recognizes revenues under ASC 606 and associated costs under ASC Topic 340, Incremental Costs to Obtain a Contract. Refer to Note 3 - Revenue to the condensed consolidated financial statements for additional details.

Fiduciary Cash and Fiduciary Receivable:    In its capacity as a managing general agency (“MGA”), the Company typically collects premiums from insureds and, after deducting the authorized commissions, remits the net premiums to the appropriate insurance company or companies. Accordingly, premiums receivable from insureds are reported as fiduciary receivable and premiums payable to insurance companies are reported as insurance company payables in the accompanying condensed consolidated balance sheets. Unremitted net insurance premiums are held in a fiduciary capacity until the Company disburses them. Net insurance premiums payable to insurance companies together with premium deposits received from customers are held as fiduciary cash on the accompanying condensed consolidated balance sheets. Insurance company payables together with premium deposits are considered fiduciary liabilities. Cash and cash equivalents held in excess of the amount required to meet the Company’s fiduciary obligations are recognized as cash and cash equivalents on the condensed consolidated balance sheets.

Commissions and Fees Receivable:    Commissions receivable reflect commissions due from insurance carrier partners. Fees receivable represent fees due from policyholders.

The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for expected credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for expected credit losses is not material as of September 30, 2025, and December 31, 2024. Non-payments are accrued for as part of the Company’s estimate for policy cancellations.

Redeemable, Convertible Preferred Stock: The Company applies ASC Topic 480, Distinguishing Liabilities from Equity, when determining the classification of preferred stock. The Company classifies instruments that are conditionally redeemable for cash or other assets outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer.

The Company classifies redeemable, convertible preferred stock (“Redeemable Preferred Stock”) as temporary equity on the accompanying consolidated balance sheets as it is redeemable solely on the passage of time or upon an event outside the control of the Company. The Company accretes the changes in the redemption value over the period from the original issuance date until the earliest probable redemption date using the interest method. Changes in the redemption value are considered to be changes in accounting estimates. On October 2, 2025, all shares of Redeemable Preferred Stock were converted into shares of common stock. Refer to “Initial Public Offering” above.

Earnings Per Share: Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s Redeemable Preferred Stock is classified as temporary equity and is considered probable of becoming redeemable. Additionally, Redeemable Preferred Stock represents participating securities, as holders of the Preferred Stock participate in dividends with holders of common stock on a pro rata basis. Accordingly, the Company used the two-class method of computing basic and diluted earnings per share for common stock. Under this method, net income applicable to holders of common stock is first reduced by the amount of accretion adjustment to the Redeemable Preferred Stock in the current period, and remaining undistributed earnings is then allocated on a pro rata basis to the holders of common stock and Redeemable Preferred Stock to the extent that each class may share income for the period; whereas undistributed net loss is allocated to common stock only because holders of Redeemable Preferred Stock are not contractually obligated to share the loss.

The Company takes a two-step approach to compute the diluted earnings per share, by first applying the treasury stock method and if-converted method, and then the two-class method. The dilutive earnings per share are computed using the more dilutive approach. See Note 10 — Earnings (Loss) Per Share for additional information about per share data.

Recent Accounting Pronouncements:

The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2024. See Note 2 — Significant Accounting Policies, in the consolidated financial statements included in the Final Prospectus, dated as of September 30, 2025, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

Note 3. Revenue

The Company’s revenue is derived from the sale of insurance policies and is primarily comprised of commission income and fee income.

Commission Income

The largest component of the Company’s revenue is commission income from the placement of insurance contracts between insurance carriers and the policyholders who acquire property insurance policies. These commissions are established by the carrier agreement between the Company and the insurance carrier partner and are calculated as a negotiated percentage of premiums for the underlying insurance contract. Commission rates and terms vary across insurance carriers. The Company’s performance obligation under its agreements with insurance carrier partners is selecting, pricing, and placing policyholders’ insurance contracts on their behalf. Each underlying insurance contract is a separate and distinct contract between the policyholder and the insurance carrier partner. The Company collects the full premium for the policy from the policyholder at inception, then remits that premium, net of the commission owed to the Company, to the insurance carrier partner. Commission income is recognized at a point in time upon the effective date of bound insurance coverage, at which point the performance obligation has been met as no performance obligation exists after coverage is bound.

The transaction price is the total commission the Company expects to receive from the insurance carrier partner for the current term of the policy. The transaction date is determined by the effective date of the insurance policy. Policies may be cancelled in accordance with permitted reasons under applicable law and the policy terms. In the event of a permitted cancellation, the Company’s commission is limited to the period that the policy was in effect. The Company estimates any expected variable consideration, or cancellations, based on historical information, and records a corresponding deduction in revenue at the time revenue is recognized. The Company bases its estimates on historical cancellation experience by policy type and tenure and adjusts for any known trends or events. The estimation period typically covers the allowable cancellation period. This variable consideration is recognized to the extent that it is probable there will not be a significant reversal of revenue.

The Company also earns small amounts of contingent income from insurance carrier partners in the form of a profit-sharing commission, which is highly variable and based on underwriting results. The Company assesses whether the underlying book of business has attained the profitability criteria set by carriers and whether enough time has passed to minimize the risk that sufficient losses will become realized that would negate the profit share. The Company closely monitors the calculations to identify if a profit-sharing commission would be earned and recognizes the profit-sharing commission as the underlying policies are placed, net of a constraint.

Contingent profit-sharing commissions represent a form of variable consideration associated with the placement and profitability of coverage, for which the Company earns base commissions. In connection with ASC 606, contingent profit-sharing commissions are estimated with a constraint applied and accrued relative to the recognition of the corresponding base commissions for the period over which the contract applies. As contingent commissions are earned in relation to policies placed by the Company with the insurance carrier partner, the timing of recognizing contingent commissions follows a similar pattern as the base commissions on premium described above, with any adjustments recognized when payments are received or as additional information that affects the estimate becomes available.

Fee Income

In addition to commissions on premium, the Company earns fee income. These fees are established by the carrier agreement between the Company and the insurance carrier partner and represent a flat charge on each underlying insurance contract. The Company’s performance obligation under its agreements with insurance carrier partners is selecting, pricing, and placing policyholders’ insurance contracts on their behalf. This fee compensates the Company for the administrative and operational costs associated with the Company’s placement of the policy for the insured. The Company is entitled to the full fee for the policy year, even in the event of cancellation. At each annual renewal, the policyholder is re-assessed a flat, non-refundable policy fee, which the Company is entitled to retain.

Fees can vary by product type, underlying risk, and location of the insured property. The fee is non-refundable should the policy be canceled due to home sale or any other type of acceptable mid-term cancelation reason, therefore, fee income is treated as fully earned once a policy has become effective and is recognized as revenue at that time. Similar to the base commissions on premium described above, fees are recognized at a point in time upon the effective date of bound insurance coverage, at which point the performance obligation has been met as no performance obligation exists after coverage is bound.

The Company excludes from revenue any amounts collected from policyholders that are assessed by governmental authorities, such as sales and premium taxes, when the Company acts solely as a collecting agent.

Contract Costs

ASC Topic 340-40, Other Assets and Deferred Costs — Contracts with Customers requires the Company to review certain costs to obtain customer contracts primarily as they relate to agency commission arrangements. The Company pays agent commissions to its distribution partners, such as independent agents, brokers, or referral partners, for selling policies on behalf of the Company. The Company’s agency commission arrangements are the same for both new and renewal business. The Company has elected the practical expedient to expense these costs as incurred since the amortization period related to the resulting asset would be one year or less. The Company has no significant instances of contracts that would be amortized for a period greater than a year and therefore has no contract costs deferred for such arrangements.

Costs to fulfill — Due to the relatively short time period between the information gathering phase and binding insurance coverage, the Company has determined that costs to fulfill contracts are not significant. Therefore, costs to fulfill a contract are expensed as incurred.

Disaggregation of Revenue

The following table disaggregates revenue by source for the:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2025	2024	2025	2024

Commission income	$33,916	$25,550	$88,685	$65,961
Fee income	10,449	8,270	27,099	21,835
Total revenues	$44,365	$33,820	$115,784	$87,796

Contract Asset and Premium Deposits

The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. Policyholder payments received in advance of commencement of the performance obligation are recorded as premium deposits. No revenue is recognized on these deposits until the performance obligation is complete.

The following table provides information about receivables and premium deposits as of:

	September 30,	December 31,
(In thousands)	2025	2024

Commissions and fees receivable	$3,674	$2,612
Premium deposits	$29,606	$11,810

During the three and nine months ended September 30, 2025, the Company recognized revenue of $0.6 and $3,417, respectively related to the premium deposits balance at December 31, 2024.

Note 4. Debt

Debt consists of the following as of:

	September 30,	December 31,
(In thousands	2025	2024

2024 Term Loan	$-	$135,000
2025 Term Loan	264,000	-
Total debt	264,000	135,000
Less: unamortized deferred financing fees	(1,361)	(1,349)
Less current maturities of debt	(15,050)	(8,550)
Debt, less current portion	$247,589	$125,101

Amended and Restated Credit Agreement

On May 8, 2023, the Company amended and restated its prior credit agreement entered into during 2021 (“Amended and Restated Credit Agreement”) in its entirety with its existing lender, increasing its borrowing base on the term loan to $190,000 (“2023 Term Loan”) and providing access to incremental loans and a revolving line of credit of $10,000. During the nine months ended September 30, 2024, and prior to the refinancing on June 13, 2024, the Company made aggregate principal repayments of $4,475.

2024 Credit Agreement

On June 13, 2024, the Company entered into a credit agreement (“2024 Credit Agreement”) comprised of a $171,000 term loan (“2024 Term Loan”) and a revolving line of credit commitment of $10,000 (“2024 Revolver”) as well as access to incremental loans. The Company used the proceeds from the 2024 Term Loan in part to pay down the remaining balance of the 2023 Term Loan under the Amended and Restated Credit Agreement. A loss on extinguishment of debt of $5,426 was recognized in the consolidated statements of income during the nine months ended September 30, 2024, related to the pay down of the 2023 Term Loan, consisting of the prepayment penalty of $1,821 and the write-off of unamortized deferred financing fees of $3,348 and deferred financing asset of $257.

During the nine months ended September 30, 2025, and prior to the refinancing on April 10, 2025, the Company made aggregate principal repayments of $4,000. During the nine months ended September 30, 2024, the Company made aggregate principal repayments of $18,000. The Company recorded amortization expense of $0 and $276 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $306 for the nine months ended September 30, 2025 and 2024, respectively. Interest expense related to the 2024 Credit Agreement was $0 and $3,763 for the three months ended September 30, 2025 and 2024, respectively, and $2,631 and $4,528 for the nine months ended September 30, 2025 and 2024, respectively.

2025 Credit Agreement

On April 10, 2025, the Company amended and restated its 2024 Credit Agreement (the “2025 Amended and Restated Credit Agreement”) with its existing lenders to, among other things, increase its borrowing base on the term loan to $301,000 (the “2025 Term Loan”) and extend the maturity date to April 30, 2030. The proceeds of the 2025 Term Loan were used to repay in full all outstanding obligations under the 2024 Term Loan and to finance a dividend. The revolving loan commitment remains at $10,000 (“2025 Revolver”) and its maturity date was also extended to April 30, 2030. The Company applied modification accounting to the 2024 Credit Agreement and capitalized $477 of deferred financing fees, $36 of deferred financing asset, and recognized interest expense of $0 and $518 for third party fees related to the 2025 Amended and Restated Credit Agreement during the three and nine months ended September 30, 2025. Unamortized deferred financing fees of $1,238 related to the 2024 Term Loan continue to be amortized over the term of the 2025 Term Loan.

As of September 30, 2025, the 2025 Term Loan was a Term SOFR loan with a margin of 3.0%, resulting in an interest rate of approximately 7.2%. During the nine month period ended September 30, 2025, the Company made aggregate principal repayments of $37,000. During the three and nine month periods ended September 30, 2025, the Company recorded $246 and $365 of amortization expense, respectively, resulting in unamortized deferred financing fees of $1,361 as of September 30, 2025. Interest expense related to the 2025 Amended and Restated Credit Agreement was $5,546 and $11,118 for the three and nine month periods ended September 30, 2025. The Company’s effective interest rate for the nine months ended September 30, 2025, was 7.4%. The Company was in compliance with all debt covenants as of September 30, 2025.

Interest expense was $5,518 and $3,771 for the three months ended September 30, 2025 and 2024, respectively, of which $240 and $271 was attributable to the amortization of the debt issuance costs, respectively, and $6 and $6 was attributable to the amortization of the deferred financing asset, respectively. Interest expense was $13,787 and $14,403 for the nine months ended September 30, 2025 and 2024, respectively, of which $464 and $613 was attributable to the amortization of the debt issuance costs, respectively, and $18 and $28 was attributable to the amortization of the deferred financing asset, respectively. Accrued interest associated with the outstanding debt is included within accrued expenses on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had $795 and $452, respectively, of accrued interest associated with the debt.

Note 5. Redeemable, Convertible Preferred Stock, and Stockholders’ Deficit

The total number of shares of all classes of capital stock which the Company has the authority to issue is 196,150,000, consisting of 41,850,000 shares of Redeemable Preferred Stock $0.00001 par value per share and 154,300,000 shares of common stock $0.00001 par value per share (“Common Stock”).

Common Stock

On April 10, 2025, the Company’s Board approved a cash dividend in the aggregate amount of $175,000, payable to holders of Common Stock and Redeemable Preferred Stock of record as of April 10, 2025.

Redeemable, Convertible Preferred Stock

On May 10, 2023 (the “Original Issuance Date”), the Company issued 41,850,000 shares of Redeemable Preferred Stock to a single investor for cash consideration of $229,985 (“Original Issue Price”). The Company paid $10,921 in fees to complete the financing. On October 2, 2025, all shares of redeemable, convertible preferred stock were converted into shares of common stock. Refer to Note 1 - Nature of Business and Basis of Presentation for further information.

Dividends: Each share of Redeemable Preferred Stock shall be entitled to receive cumulative dividends of 5% per annum accrued daily and compounded quarterly commencing on the Original Issuance Date through the earlier of the eighth anniversary of the Original Issuance Date or the date on which the holder of Redeemable Preferred Stock achieves a multiple on invested capital equal to or exceeding three. The Redeemable Preferred Stock is entitled to participate ratably with the holders of Common Stock on all dividends paid on the shares of Common Stock. Cumulative undeclared dividends totaled $29,042 and $19,567 as of September 30, 2025, and December 31, 2024, respectively.

Liquidation: Upon a change of control or any voluntary or involuntary liquidation, dissolution, or winding up of the Company (“Liquidation”), the Redeemable Preferred Stock shall be paid in preference and prior to any payment made to the holders of Common Stock and any other securities that do not expressly rank senior to the Redeemable Preferred Stock (“Junior Securities”).

In the event of a Liquidation, including a change of control, holders of Redeemable Preferred Stock are entitled to receive accrued but unpaid dividends and either 1) receive a Liquidation preference in priority to holders of Common Stock and Junior Securities for an amount equal to the Original Issue Price based or 2) legally convert their shares to Common Stock based on what would result in the greatest return to the holders.

Conversion: The holders of Redeemable Preferred Stock shall have the right at any time to convert all or a portion of such shares into an equal number of shares of Common Stock. Upon the consummation of an initial public offering or transaction with a special purpose acquisition company that results in a certain amount of aggregate proceeds and an offering price above a certain threshold (“Qualified IPO”) or on the affirmative vote a majority of the holders of Redeemable Preferred Stock, the Redeemable Preferred Stock shall be automatically converted into such number of shares of Common Stock having a value per share equal to the amount that would have been distributed with respect to such share had the Company been sold for cash in a Liquidation for the value of the Company in a Qualified IPO implied by the price per share of Common Stock at which shares are sold to the public in a Qualified IPO.

No fractional shares of Common Stock shall be issued upon conversion of any shares of Redeemable Preferred Stock. If more than one share of Redeemable Preferred Stock subject to conversion is held by the same holder, such shares shall be aggregated for purposes of conversion. If the conversion of any share or shares of Redeemable Preferred Stock results in a fractional share of Common Stock issuable (after aggregating all shares of Redeemable Preferred Stock held by each holder), the Company shall pay a cash amount in lieu of issuing such fractional share in an amount equal to the fair market value of such fractional interest.

On October 2, 2025, the Company completed a Qualified IPO which resulted in the conversion of all the Redeemable Convertible Preferred Stock into an equal number of Common Stock. Refer to Note 1 - Nature of Business and Basis of Presentation.

Redemption: The Redeemable Preferred Stock is classified as temporary equity on the accompanying condensed consolidated balance sheets as it is redeemable solely on the passage of time or upon an event outside the control of the Company. As of the Original Issuance Date, the Redeemable Preferred Stock was probable of becoming redeemable as potential future redemption is dependent solely on the passage of time. The Company elected to accrete the changes in the redemption value over the period from the Original Issuance Date until the earliest probable redemption date using the interest method. Changes in the redemption value are considered to be changes in accounting estimates. The carrying value of Redeemable Preferred Stock totaled $250,877 and $240,473 as of September 30, 2025, and December 31, 2024, respectively. For the three months ended September 30, 2025, and 2024, the Company recognized accretion of $3,555 and $3,360, respectively, and $10,404 and $9,867 for the nine months ended September 30, 2025 and 2024, respectively, as an adjustment between Redeemable Preferred Stock and Accumulated Deficit.

Note 6. Share-Based Compensation Plan

During the three months ended September 30, 2025, the Company issued 201,000 stock options. Stock options issued consisted of two tranches: 100,500 time-based options and 100,500 performance-based options. The weighted average grant date fair value of the options was $7.01 per share. During the nine months ended September 30, 2025, the Company issued 924,000 stock options. Stock options issued consisted of two tranches: 462,000 time-based options and 462,000 performance-based options. The weighted average grant date fair value of the options was $2.32 per share.

Time-based options contain only service conditions and cliff vest on the 5th anniversary date of the grant date. Upon an optionee’s death or disability, or the consummation of a liquidity event by the Company, all of the time-based options will immediately vest and become exercisable. The time-based options have an exercise price of $5.495 – $19.00 per share. Performance-based options contain service, performance, and market conditions. Subject to the optionee’s continuous service through a liquidity event, performance-based options will vest upon the occurrence of a liquidity event; provided that if the return on the invested capital of preferred stockholders is less than a multiple of 3.0 (referred to herein as the “Preferred Return Multiple”), the exercise price for the vested options will be $10.99 per share; and if the return on the invested capital of preferred stockholders equals or is more than the Preferred Return Multiple, the exercise price for the vested options will be $5.495 per share. If a liquidity event does not occur before the 5th anniversary date of the grant date, the service condition is considered to be met once a grantee has provided continuous service for 5 years; however, the performance condition is still required to be met for the performance-based options to vest. The maximum contractual term of the stock options issued under the Neptune Flood Incorporated Amended and Restated 2019 Stock Plan is 10 years.

On September 30, 2025, the Company approved grants of 4,155,678 restricted stock units to certain employees and directors of the Company, pursuant to the 2025 Equity Incentive Plan (“2025 Plan”), which became effective on September 30, 2025, along with the filing of Form S-8 to register the shares subject to the 2025 Plan. Each restricted stock unit grant will vest ratably in three installments on each of the first, second and third anniversaries of the vesting commencement date. The grant date fair value of the units was $20. The aggregate grant date fair value of the units was $83,114.

Share-based compensation expense was $112 and $75 for the three months ended September 30, 2025 and 2024, respectively, and $299 and $217 for the nine months ended September 30, 2025 and 2024, respectively.

On August 25, 2025, the Company’s board of directors approved an administrative amendment to the time-based options and the performance-based options to allow such options to be early exercisable. On August 28 and 29, 2025, the Company received total proceeds of $15,578 from the early exercise of 2,835,000 unvested stock options by existing option holders. The Company recorded a deposit liability equal to the proceeds received from the unvested options. These amounts will be reclassified to common stock and additional paid-in capital as the underlying shares vest. On September 8, 2025, of such total proceeds received, $15,000 was used to pay down the Company’s existing debt, reducing the outstanding balance under the Company’s 2025 Term Loan.

Note 7. Income Taxes

Neptune Flood has historically filed standalone United States federal and state income tax returns. As a result of the Reorganization and formation of Neptune Holdings, starting with its 2025 tax return, the Company will begin filing a consolidated federal income tax return and some consolidated state income tax returns where required or allowed.

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 25.7% and 25.6%. The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 25.6% and 25.8%. In both periods, the effective tax rate differed from the US federal statutory rate primarily due to state income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the OBBBA on its consolidated financial statements and determined that the only material impact is to advance approximately $12,000 of deductions for domestic research expenditures and has recorded this impact on its balance sheet as of September 30, 2025.

Note 8. Related-Party Transactions

Rent Expense

In February 2021, the Company entered into a month-to-month operating lease agreement for office space for management and administrative services at a rate of $12 per month from an affiliate of the Company’s executive and principal stockholder. Rent expense was $36 and $36 for the three months ended September 30, 2025 and 2024, respectively, and $108 and $108 for each of the nine months ended September 30, 2025, and 2024, respectively, which were included in general and administrative expense in the condensed consolidated statements of income.

Software Development

In 2022, the Company engaged with a contractor for software development and data analytics that was an affiliate of the Company’s executive and principal stockholder. Payments made to the contractor were $0 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $373 for the nine months ended September 30, 2025 and 2024, respectively, which were included in general and administrative expense in the condensed consolidated statements of income.

Note 9. Segment Reporting

The Company has one operating segment and therefore one reportable segment relating to its business as a MGA that offers accessible residential and commercial insurance products, including primary and excess flood insurance and parametric earthquake insurance, primarily through a nationwide agency network in the United States. The Company’s chief operating decision maker (“CODM”), the CEO, manages the Company’s operations on a condensed consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported on the condensed consolidated statements of income, to assess performance and allocate resources. The significant segment expense categories regularly provided to the CODM are the same as those included on the condensed consolidated statements of income. The measure of segment assets is total assets as reported on the condensed consolidated balance sheets.

The CODM uses net income to assess performance by examining period-over-period trends, benchmarking to the Company’s competitors, and monitoring budget versus actual results. The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity.

The Company does not have revenue from any one customer that is greater than 10% of condensed consolidated revenue.

Note 10. Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive earnings (loss) per share for the:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Basic and Diluted Shares
Numerator:
Net income	$11,511	$12,093	$33,070	$22,980
Less: accretion adjustment to redeemable preferred stock (1)	(3,555)	(3,360)	(10,404)	(9,867)
Less: allocation to participating preferred stock	(2,463)	(2,703)	-	(4,059)
Less: cash dividend paid on redeemable preferred stock	-	-	(54,170)	-
Net income (loss) available to common stockholders (2)	$5,493	$6,030	$(31,504)	$9,054

Denominator:
Weighted average Common Stock outstanding – Basic	93,350,000	93,350,000	93,350,000	93,350,000
Basic earnings (loss) per share	$0.06	$0.06	$(0.34)	$0.10

Weighted average Common Stock outstanding – Basic	93,350,000	93,350,000	93,350,000	93,350,000
Dilutive shares from stock options	3,912,548	-	-	-
Weighted average Common Stock outstanding – Diluted	97,262,548	93,350,000	93,350,000	93,350,000
Diluted earnings (loss) per share	$0.06	$0.06	$(0.34)	$0.10

The potential shares of common stock that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Time Vesting Options (3)	-	5,352,500	4,462,500	5,352,500
Performance Vesting Options (4)	4,462,500	5,352,500	4,462,500	5,352,500
Restricted Stock Units(5)	4,155,678	-	4,155,678	-
Early Exercised Stock Options(6)	1,417,500	-	2,835,000	-

(1)	Represents the accretion of the redeemable preferred stock to its redemption value and includes both the effect of cumulative undeclared dividends and the accretion of issuance costs for the applicable periods.
(2)	Net income (loss) available to common stockholders for the three and nine months ended September 30, 2025 included $4,966 and $8,440 of IPO transaction costs which were reimbursed to the Company by the selling stockholders on October 2, 2025.
(3)	The Time Vesting Options were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2024, as their inclusion would have been anti-dilutive. These options were also excluded from the diluted earnings (loss) per share computation for the nine months ended September 30, 2025 and 2024, as they were anti-dilutive.
(4)	Performance Vesting Options have a performance condition. For the three and nine months ended September 30, 2025, and 2024, the performance condition was not met and therefore, these options were excluded from the dilutive earnings (loss) per share computation.
(5)	The unvested Restricted Stock Units have been excluded from the calculation of diluted earnings (loss) per share for the three and nine month periods ended September 30, 2025, as their effect would be anti-dilutive.
(6)	The early exercised stock options comprise 1,417,500 time-based awards and 1,417,500 performance-based awards. For the three months ended September 30, 2025, the time-based options were included in the calculation of diluted earnings per share, as they were considered in-the-money and dilutive. These options were excluded from the diluted loss per share computation for the nine months ended September 30, 2025, as they were anti-dilutive. The performance-based options are subject to a performance condition. For both the three and nine months ended September 30, 2025, the performance condition had not been met and was not considered probable. Accordingly, these options were excluded from the diluted earnings (loss) per share computation for the respective periods.

Note 11. Commitments and Contingencies

The Company is, from time to time, party to various legal actions and is subject to various claims arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 12. Subsequent events

The Company did not identify any material subsequent events that required recognition or additional disclosure in these unaudited condensed consolidated financial statements except for the following:

Initial Public Offering

On October 2, 2025, the Company completed its IPO which resulted in the conversion of all 41,850,000 outstanding shares of the Company’s Redeemable, Convertible Preferred Stock into shares of the Company’s common stock. Prior to the conversion, the Company had 96,185,000 shares of common stock outstanding. Following the conversion, the Company had 138,035,000 shares of common stock outstanding, which were reclassified into 138,035,000 shares of Class A common stock in connection with the IPO, of which 43,435,000 shares were exchanged for Class B common stock on a one-for-one basis, resulting in 94,600,000 shares of Class A common stock and 43,435,000 shares of Class B common stock outstanding. Refer to Note 1 – Nature of Business and Basis of Presentation.

On October 2, 2025, the Company received total reimbursement of $9,346 from the selling stockholders, which included the payment on the $8,474 receivable previously recorded as of September 30, 2025, as well as additional IPO transaction costs incurred subsequent to September 30, 2025. These additional costs primarily related to a contingent advisory fee under an advisory agreement that became payable upon the successful completion of the IPO. The full reimbursement, excluding the contingent advisory fee, has been recorded as a capital contribution.

On October 2, 2025, in connection with the consummation of the Company’s IPO, a total of 11,760,000 stock options, comprised of 5,880,000 time-based options and 5,880,000 performance-based options, vested in full pursuant to the accelerated vesting provisions in the respective award agreements. The triggering event was the completion of the IPO, which satisfied the conditions for acceleration. As a result, the Company expects to recognize approximately $5,000 in additional share-based compensation expense in October 2025.

Refinancing of Term Loan

On November 10, 2025, Neptune Flood entered into a new $260,000 revolving credit facility, replacing its existing 2025 Term Loan. The refinancing was executed to enhance financial flexibility and liquidity at more favorable terms.

The revolving credit facility matures on November 10, 2030, and includes customary covenants and conditions. The Company intends to use the proceeds for general corporate purposes, including working capital, strategic initiatives, and repayment of existing indebtedness. The Company does not expect the refinancing to have any material impact on its consolidated results.

As of November 10, 2025, the total amount outstanding under the revolving credit facility was $251,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. The following discussion and analysis should be read in conjunction with the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission (the “Commission”), and with the unaudited condensed consolidated financial statements and accompanying notes included in Item 1 hereto. In addition, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our final prospectus, dated as of September 30, 2025 (our “Final Prospectus”), filed with the Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), in connection with our IPO. Certain information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and in our Final Prospectus.

Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.

Overview

Neptune is a leading, high-growth, highly profitable, data-driven MGA that is revolutionizing the way homeowners and businesses protect against the growing risks of flooding. We offer a range of easy-to-purchase residential and commercial insurance products — including primary flood insurance, excess flood insurance, and parametric earthquake insurance — distributed through a nationwide network of agencies. Neptune does not take any balance sheet insurance risk or have claims handling responsibility relating to the policies we sell. We underwrite and administer the issuance of insurance policies on behalf of a diverse panel of insurance and reinsurance companies, whom we refer to as capacity providers, that manage both this risk and the associated claims handling. From day one, we have built our business on a foundation of advanced data science and AI, leveraging proprietary machine learning (“ML”) algorithms, which has led to superior underwriting results, outsized growth, recurring revenue, and robust margins.

Technology and data science are the foundation of Neptune’s business model, driving our three core pillars:

●	Our Underwriting Engine: Our entirely digital underwriting engine, Triton, uses advanced technology, including proprietary AI and ML models, without any human underwriters, to assess risk with speed and precision. Powered by predictive analytics and loss estimation, Triton has enabled our policies to consistently outperform the NFIP in written loss ratio despite 21 landfall hurricanes — including four of the ten largest flood events in U.S. history — taking place since Neptune’s founding.

●	Our Risk Relationships: Our risk relationships are built on performance and trust, and as of September 30, 2025, we had 33 capacity providers, including 26 reinsurance providers, backing 6 distinct insurance programs to help minimize concentration risk while delivering consistent returns. In turn, the accuracy of our risk assessment and our precision pricing have delivered hundreds of millions of dollars of underwriting profit for our capacity providers since inception, leading to high rates of capacity renewals and increases in committed capacity. On October 1, 2025, policies began incepting onto our seventh insurance program partner. With this, 6 additional reinsurers were added to our capacity provider panel, bringing the total number of capacity providers to 39, including 32 reinsurance providers, backing 7 distinct insurance programs.

●	Our Distribution: Our distribution strategy is primarily focused on deep partnerships across agencies with tens of thousands of agents who benefit from the ease-of-use of our automated underwriting platform, seamless API integrations, instantaneous bindable quotes and proprietary Agent Portal. We believe this is a meaningful departure from industry norms and makes our approach to distribution attractive to the agents we work with.

The three pillars above interlock, creating a powerful and reinforcing loop. Unlike traditional insurance underwriting that historically relied on humans, static models, and infrequent adjustments, we leverage an iterative approach that allows us to consistently and rapidly integrate new data and models into our underwriting engine, thereby refining our processes and adapting to evolving market and environmental conditions. As our models constantly evolve and improve, they are able to deliver superior results that minimize losses for our capacity providers, which in turn grant us additional underwriting capacity. With more capacity available, we can offer coverages our policyholders want, enhancing the ability for our agency partners to easily sell policies while expanding our distribution and reach. The resulting increase in quoted and bound policies provides us with access to more data, enhancing the predictive capabilities of our underlying models.

We operate as an MGA, with a highly attractive, recurring, fee-based revenue model derived from two primary sources: commissions paid by capacity providers, and fees paid by policyholders. Commissions are calculated as a negotiated percentage of premium for each policy. Given our high retention rates to date, we believe that we have a high degree of visibility into our future revenue streams. For the three and nine months ended September 30, 2025, our eligible policy rates at renewal were 86.7% and 86.2%, respectively, and premium retention rates at renewal were 98.0% and 98.7%, respectively. The difference between policy and premium retention rates reflects increases to the rates charged to renewing policyholders.

We are organized as a single operating and reportable segment.

Factors Affecting Our Results of Operations

Our financial results and operating performance are influenced by a number of macroeconomic, industry-specific, and company-specific factors, the most significant of which we believe include:

Reliance on Relationships with Capacity Providers, Third-Party Agents and Brokers

We do not bear the balance sheet insurance risk or claims handling responsibility relating to the policies sold and, as a result, our ability to support and service the policies we provide is dependent on the capacity and appetite of our capacity providers to assume flood risk. If we are unable to maintain profitable portfolios for our capacity providers or if our relationship with them is undermined for any reason, capacity providers may be unwilling to provide insurance capacity to us, or our insurance carriers may seek to amend our agreements with them. This could happen for various reasons, including for competitive or regulatory reasons, because of an insurance carrier’s reluctance to distribute their products through our platform, because they decide to rely on their own internal flood insurance providers or products or elect not to insure or reinsure flood risk generally, or because they decide not to distribute insurance products in individual markets in certain geographies or altogether. Additionally, conditions in the broader insurance and reinsurance markets may influence the ability or willingness of our capacity providers to underwrite flood insurance risk and in turn impact the capacity we receive or the commissions and other terms we are able to negotiate with our capacity providers. For example, in 2023, significant insured losses and increasing demand for reinsurance led the property catastrophe reinsurance market to experience price increases, heightened “attachment points” where primary insurers became responsible for a greater portion of initial losses before reinsurance coverage became available to them, and stricter terms and conditions for reinsurance coverage. These changes were driven by factors such as significant insured losses and increased demand for reinsurance, leading to fewer participants in the property catastrophe reinsurance market. Although this development did not impact the underwriting capacity, we were able to secure from our capacity providers in the flood insurance market, industry-wide constraints could limit our growth in the future if capacity providers elect to exit the flood insurance market, limit the capacity they provide, or become more selective in providing insurance or reinsurance coverage. See “Risk Factors — An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business.” Our results benefit from stable, long-term relationships with our capacity providers — currently, we place our policies through a panel of highly rated insurers and reinsurers who have committed significant capital to our program. If we are not able to effectively manage our relationships with our key capacity providers, if one of our key capacity providers were to reduce its desired exposure or if reinsurance costs spike dramatically or we were to otherwise lose one or more of our key capacity providers or were to experience a significant reduction in such provider’s capacity, it might require us to shift business to alternative capacity providers, if any are available, or potentially accept lower commission rates to maintain coverage availability or might otherwise materially and adversely impact our business, financial condition, results of operations, growth potential, reputation in the market, and our ability to sustain our business. See “Risk Factors — Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships.” We mitigate this risk by diversifying our capacity provider panel and through our ability to continually demonstrate profitable results through our data-driven underwriting. In addition, we have expanded our panel of capacity providers from 2 capacity providers as of December 31, 2018, to 39 capacity providers as of the date of this Quarterly Report on Form 10-Q.

Additionally, our ability to distribute the policies we offer is dependent on our distribution model, which relies on third-party agents and brokers. As of September 30, 2025, our insurance agent and broker partners drove over 96% of our policy sales, supported by our in-house sales team and technology integrations. This distribution model exposes us to meaningful third-party risks. Any failure by our agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business. See “Risk Factors — Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business.” We mitigate this risk by diversifying the third-party agents and brokers that we use in our distribution model.

Impact of Climate and Catastrophic Events on Demand for Flood Insurance

Our growth and success are dependent on property owners and tenants continuing to purchase flood insurance from us, in turn increasing the revenue we generate from commissions and policy fees. High-profile flood events, including Hurricane Ida (2021), Hurricane Ian (2022), Hurricane Helene (2024), and Hurricane Milton (2024), tend to raise consumer awareness and demand for flood insurance, potentially increasing our policy sales and, as a result, our commissions and fees in subsequent periods. Increases in flood risk, or the perception of increases in flood risk, in areas believed to have lower flood risk today (e.g., non-coastal regions that have not historically been considered to be flood-prone) could also increase demand for flood insurance in those areas. Alternatively, significant increases in insured losses due to increasing frequency and intensity of storms could result in additional governmental regulation aimed at mitigating the impact of natural disasters, including stricter building codes or incentives for risk mitigation measures, that could change the dynamics of the housing markets in which we provide flood insurance or incentives for homeowners to seek private flood insurance coverage, or could cause our capacity providers to exit from, or reduce their exposure to, significant flood events and other natural disasters. In contrast, slower than expected storm seasons can limit demand for new flood insurance policies, potentially decreasing our policy sales and, as a result, our commissions and fees and revenues in subsequent periods. However, slower than expected storm seasons are also likely to result in lower insured losses experienced by our capacity providers, which would allow us to deliver further improved written loss ratios for our capacity providers. See also “— Reliance on Capacity Relationships.”

Economic Environment Impact on Demand for Flood Insurance

Macroeconomic conditions that affect the housing market influence our policy sales. Many flood insurance purchases are driven by mortgage requirements (e.g., homeowners with a government backed mortgage in Federal Emergency Management Agency (“FEMA”) designated High-Risk flood zones are required to obtain flood insurance coverage). As a result, a high volume of home sales or new housing starts in coastal and flood-prone areas can lead to more policies written by Neptune. If rising interest rates, economic downturns, or a persistent inflationary environment slow home purchase or construction activity, particularly in areas where flood coverage is required, the growth of our new policy sales could slow. Conversely, lower home sales may lead to fewer mid-term cancellations as policy holders stay in their current home longer and could result in a positive impact to renewal rates. We also monitor property value inflation and construction cost trends, as these can increase insured values and premiums (and, thereby, our commission income) on existing policies at renewal. Alternatively, if homeowners experience higher prices generally, whether due to inflationary pressure, tariffs, or other macroeconomic factors, it may lead to a decrease in our renewal acceptance rates as homeowners seek lower cost alternatives, such as the NFIP, or elect not to maintain flood insurance in areas where it is not federally required. See “Risk Factors — Risks Relating to our Business and Industry — An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business.”

Seasonality of Our Business

Our business is seasonal as hurricanes typically occur during the period from June 1 through November 30 each year. Hurricane season drives sales awareness of the need for flood insurance. This has historically resulted in an increase in total sales in our second and third quarters of each fiscal year, as compared to the first and fourth quarters.

Competition from the National Flood Insurance Program and Private Market (Including New Entrants)

The flood insurance market is dominated by the U.S. government’s NFIP, which historically has provided the vast majority of flood insurance policies for American properties. Changes in NFIP policies or pricing can affect our growth. For instance, the implementation of NFIP’s Risk Rating 2.0, a new pricing methodology that could lead to regular premium increases for NFIP policyholders, may drive price-sensitive policyholders to seek private alternatives like Neptune. Conversely, if the NFIP were to reduce rates or expand coverage limits, it could potentially attract policyholders back to the NFIP program and away from private alternatives like Neptune.

Additionally, periodic lapses or uncertainties in the NFIP’s federal authorization could boost demand for private flood insurance. For example, on October 1, 2025, the U.S. federal government experienced a lapse in appropriations. During the shutdown, the NFIP is not authorized to issue new policies or renew existing policies until reauthorization by Congress, leaving the private flood insurance market as the sole source for new flood insurance policies. However, concurrently with the start of the shutdown, the federal financial institution regulatory agencies reminded lenders that, during a period when the NFIP is unavailable, lenders may continue to make loans subject to the federal flood insurance statutes without requiring federal flood insurance, while continuing to meet other regulatory obligations. This pronouncement could have the effect of mitigating any prospective increase in demand for private flood insurance driven by the shutdown. We continue to monitor developments and cannot predict the ultimate impact of the shutdown on our financial results for future periods.

Further, we also face competition from other private insurers and MGAs in the flood market. Increased competition in the private flood insurance market could put pressure on, and require us to increase, the commission rates we pay to agents that distribute our products or require higher marketing spend in order for us to maintain market share.

Underwriting Profitable Portfolios

We rely on our capacity providers to provide insurance capacity and to assume the associated balance sheet insurance risk of the flood insurance policies we sell to policyholders. While higher claims frequency or severity bears no direct risk to our financial results, given we do not bear the insurance risk associated with claims, if incurred losses exceed any capacity partner’s loss tolerance, we face the risk of their reduction or withdrawal as a risk-taking partner to Neptune and as a result may need to seek additional capacity from other capacity providers, or new capacity providers, in order to support our continued growth. See “Risk Factors — Risks Relating to our Business and Industry — Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships.” Historically, we have been able to produce portfolios that perform exceptionally well for our capacity providers, and we believe our investments into our Triton system will help deliver continued outperformance versus our peers. If we continue to outperform through large scale flood events, this could lead to increased access to insurance capacity or improvement in ceding commissions, which could positively impact our economics and ability to grow.

Investments in Technology

Our success is due in large part to our data science-driven approach to our underwriting technology platform. Our results of operations are favorably impacted by automation in policy quoting, binding, and administration, which allows us to handle a growing book of business with relatively low incremental operating expense. Continued investment in our platform, including the integration of our recently acquired data science capabilities, is important to maintain the efficiency edge we see as a key competitive advantage. However, these investments also lead to higher amortization expense over time as we capitalize software development costs. We expect to continue balancing operating expense growth with revenue growth, and periods of heavy investment in technology or hiring can increase our cost base.

Regulatory Changes

We operate in a highly regulated industry, subject to regulatory oversight in the 50 states and Washington, D.C., where we are qualified to do business, and regulatory factors at the federal and state level may impact our ability to sell insurance policies. This extensive regulatory framework governs consumer protections and data security, exposing our business to significant litigation and compliance risks. See “Risk Factors — Risks Relating to Regulatory and Legal Matters — The insurance business is extensively regulated, and changes in regulation may reduce our profitability and limit our growth.” In addition, as an MGA, we are subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions in which we operate. These licenses are subject to periodic renewal and compliance with jurisdiction-specific regulations, including recordkeeping, tax reporting, and Excess and Surplus (“E&S”) lines filing requirements. Any failure to meet these obligations could result in fines, penalties, or suspension of our licenses, which would impair our ability to operate in affected jurisdictions. We must also verify that our sub-producers maintain required licenses and comply with the conditions of our delegated binding authorities. Failure to monitor and verify the licensing status of our sub-producers could result in the termination of carrier binding authorities and/or increased regulatory risk. See “Risk Factors — Risks Relating to Regulatory and Legal Matters — Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business” and “Risk Factors — Risks Relating to Regulatory and Legal Matters — Regulatory and licensing requirement changes could disrupt operations or increase compliance costs and restrict our ability to conduct our business.”

Regulatory changes at the federal and state levels, including those affecting floodplain mapping, risk assessment standards, and lender requirements, could also impact private insurers like Neptune. For example, changes to FEMA’s flood zone designations or its risk rating methodologies could affect how we evaluate and price flood risk, necessitating costly updates to our proprietary technology. Prolonged uncertainty about potential regulatory changes could also discourage banks or other lenders from accepting private flood insurance policies, further limiting market growth. However, regulatory changes can also have a positive impact on our business. For example, state insurance regulations related to the placement of E&S policies can influence our ability to sell private flood products within a particular state; in 2021, Florida removed the requirement for insurance agents to complete a diligent search of the admitted market prior to placing personal lines flood insurance policies with surplus lines insurers. This change simplified the sales process for agents distributing our products by no longer requiring them to seek admitted insurance options before completing a Neptune sale. Although recent updates to state insurance regulations have generally supported the growth of the private flood insurance market, there can be no assurance that future federal or state regulatory changes would be similarly favorable. Any unfavorable changes could materially restrict our ability to place private flood insurance policies and could have a material adverse effect on our business, results of operations, and/or financial condition. We closely monitor policymaking efforts that may expand or inhibit the further development of the private flood and E&S markets.

Cost of Being a Public Company

To operate as a public company, we are required to continue to implement changes in certain aspects of our business and develop, manage, and train management-level and other employees to comply with ongoing public company requirements. We will continue to incur new expenses as a public company, including those relating to public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees, and expenses associated with any public offering we may engage in from time to time.

Certain Income Statement Line Items

The following is an overview of certain key income statement items which management believes are important to an understanding of our results of operations in accordance with GAAP.

Revenue

Our revenue is primarily comprised of commission income and fee income, discussed in more detail below.

Commission Income

The largest component of our revenue is commission income, which is derived from the placement of insurance contracts between our insurance carriers and policyholders who acquire our flood insurance policies. Our commissions are established by the carrier agreement between Neptune and the insurance carrier and are calculated as a negotiated percentage of premiums for the underlying insurance contract. Commission rates and terms vary across insurance carriers.

Our main performance obligation under our agreements with our insurance carriers is selecting, pricing, and placing policyholders’ insurance contracts with our carrier partners. Each underlying insurance contract is a separate and distinct contract between the policyholder and the insurance carrier. We recognize commission income at a point in time upon the effective date of the insurance policy we have placed with the insurance carrier, at which point we have satisfied our performance obligation.

Each policyholder’s insurance contract is for a period of one year and can only be canceled by the policyholder prior to expiration for a limited set of reasons, most often in conjunction with the sale of the underlying insured property. Prior to the expiration of the insurance contract, the risk is re-underwritten using the then-current version of Triton. If the risk still qualifies for an insurance contract, we present the policyholder with a renewal offer. For the three and nine months ended September 30, 2025, 86.7% and 86.2% of the eligible renewal offers presented to policyholders were accepted, respectively, and the policyholder began a new one-year insurance contract. Upon the effective date of the renewal policy, commission is recognized. As Neptune receives its commission for the full policy year up front, we estimate a cancellation reserve for commissions for those policies that are expected to cancel during the term.

The majority of our commission income is the base commissions on premium described above. Although there is a small component of revenue share commission paid by our carriers’ reinsurance broker, this additional revenue share commission is similar to the base commissions, in that it is a set percentage of the premium paid by the policyholder.

We also maintain a small internal agency which sells Neptune’s policies to direct inbound policyholders sourced via our website. Along with Neptune’s policies, the internal agency is appointed to sell NFIP policies when a risk does not meet the underwriting criteria for Neptune. We collect the agent commission that is paid by the NFIP for any NFIP policies sold by our internal agency.

Fee Income

In addition to commission income on premium, we earn fee income directly from our policyholders. This fee amount represents the administrative and operational costs associated with Neptune’s issuance of the policy. The fee income is retained 100% by Neptune.

Fees can vary by product type, underlying risk, and location of the insured property. The fee is non-refundable should the policy be canceled due to mid-term home sale or any other type of acceptable mid-term cancelation reason, therefore, fee income is treated as fully earned once a policy has become effective. Similar to the commission income described above, fees are recognized at a point in time upon the effective date of bound insurance coverage, at which point the performance obligation has been met as no performance obligation exists after coverage is bound.

Operating Expenses

Agent Commissions

Agent commission is our largest expense. We pay agent commissions to our distribution partners, such as independent agents, brokers, or referral partners, for bringing business to Neptune. It is a variable cost directly linked to premium placed with our insurance carriers via our distribution partners.

Employee Compensation and Benefits

Employee compensation and benefits consist of salaries, benefits, bonuses, and payroll taxes for our employees, as well as any share-based compensation expense. We expense share-based compensation over the vesting period based on the grant-date fair value of the awards.

General and Administrative

G&A expenses include all other operating costs — e.g., marketing and advertising, technology infrastructure and cloud services, office lease expenses, professional fees (legal, accounting, consulting), licensing and regulatory fees, travel, and other overhead. This category also includes certain one-time costs, such as transaction-related expenses. While many G&A costs scale with the size of our business (for example, as the number of policyholders increases, customer support and cloud hosting costs may rise), we implement new technology from time to time to improve efficiency.

Amortization Expense

Our amortization expense primarily relates to capitalized software development costs for our proprietary technology platform. We capitalize the direct labor and software costs for developing new features or capabilities of our platform and amortize those costs, typically over a 3-year useful life. Amortization expense has increased in recent years as we have continued to invest in our software, with significant additions in 2023, 2024, and the three and nine months ended September 30, 2025. These expenses will likely continue to grow modestly as we deploy new technology enhancements.

IPO Transaction Costs

Transaction costs include professional fees and other expenses related to the Company’s IPO, which was completed in October 2025.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table provides an overview of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months ended September 30,		Nine Months ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenues:
Commissions and fees	$44,365	$33,820	$115,784	$87,796
Operating expenses:
Agent commissions	$13,840	$10,014	$35,516	$26,171
Employee compensation and benefits	$1,773	$1,284	$4,706	$3,702
General and administrative	$2,138	$1,931	$6,771	$5,660
Amortization expense	$948	$782	$2,734	$2,207
IPO transaction costs	$4,966	$-	$8,440	$-
Total operating expenses	$23,665	$14,011	$58,167	$37,740
Income from operations	$20,700	$19,809	$57,617	$50,056
Other income (expense):
Interest income	$281	$256	$697	$679
Interest expense	$(5,518)	$(3,771)	$(13,787)	$(14,403)
Loss on extinguishment of debt	$-	$-	$-	$(5,426)
Other income	$-	-	$-	-
Income tax expense	$3,952	$4,201	$11,457	$7,926
Net income	$11,511	$12,093	$33,070	$22,980

Revenues

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Revenues:
Commission income	$33,916	$25,550	$8,366	32.7%	$88,685	$65,961	$22,724	34.5%
Fee income	$10,449	$8,270	$2,179	26.3%	$27,099	$21,835	$5,264	24.1%
Total revenues	$44,365	$33,820	$10,545	31.2%	$115,784	$87,796	$27,988	31.9%

Revenues increased to $44.4 million for the three months ended September 30, 2025, from $33.8 million for the three months ended September 30, 2024, representing an increase of $10.5 million, or 31.2%. This increase was primarily driven by growth in our total policy count and the corresponding increase in premium volume. The largest driver of our revenue growth over the prior year was the increased number of policies eligible for renewal, as our policies in force continued to expand through both retention and new business sales. The three months ended September 30, 2025, represented the highest quarterly level of new business sales in Neptune’s history, despite hurricane activity remaining significantly below recent multi-year averages, and no hurricanes making landfall in the United States. Approximately 80% of those sales were generated in non-mandatory purchase situations, reflecting continued voluntary flood insurance demand.

Revenue increased to $115.8 million for the nine months ended September 30, 2025, from $87.8 million for the nine months ended September 30, 2024, representing an increase of $28.0 million, or 31.9%. Similar to the quarterly trend, the increase was primarily driven by higher policy counts and premium volume, supported by policy renewals and new policy sales.

Commission income was $33.9 million for the three months ended September 30, 2025, compared to $25.6 million for the three months ended September 30, 2024, an increase of 32.7%. For the nine months ended September 30, 2025, commission income was $88.7 million, compared to $66.0 million in the same period in 2024, representing a change of 34.5%.

Fee income was $10.4 million for the three months ended September 30, 2025, compared to $8.3 million for the same period in 2024, an increase of 26.3%. For the nine months ended September 30, 2025, fee income was $27.1 million, compared to $21.8 million in the prior-year period, a change of 24.1%. Although the average policy fee remained relatively stable, increased volumes of new business and higher renewal acceptance rates drove overall growth in fee income.

Operating Expenses

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Operating expenses:
Agent commissions	$13,840	$10,014	$3,826	38.2%	$35,516	$26,171	$9,345	35.7%
Employee compensation and benefits	$1,773	$1,284	$489	38.1%	$4,706	$3,702	$1,004	27.1%
General and administrative	$2,138	$1,931	$207	10.7%	$6,771	$5,660	$1,111	19.6%
Amortization expense	$948	$782	$166	21.2%	$2,734	$2,207	$527	23.9%
IPO Transaction costs	$4,966	$-	$4,966	100%	$8,440	$-	$8,440	100%
Total operating expenses	$23,665	$14,011	$9,654	68.9%	$58,167	$37,740	$20,427	54.1%

Total operating expenses were $23.7 million for the three months ended September 30, 2025, an increase of 68.9% compared to $14.0 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, total operating expenses were $58.2 million, compared to $37.7 million for the nine months ended September 30, 2024, an increase of 54.1%. The primary drivers of these increases were higher agent commission costs, which are directly correlated with growth in our policy portfolio, and elevated professional fees incurred in preparation for our IPO, a substantial portion of which were reimbursed by the selling stockholders in our IPO upon the consummation of our IPO on October 2, 2025.

Agent commission expenses were $13.8 million for the three months ended September 30, 2025, compared to $10.0 million for the three months ended September 30, 2024, representing a 38.2% increase. For the nine months ended September 30, 2025, agent commission expenses totaled $35.5 million, up 35.7% from $26.2 million in the prior-year period. The increase in commission expenses for both the three and nine months ended September 30, 2025 was primarily volume-driven, resulting from higher policy sales. Commission rates remained consistent year-over-year, and the increase aligns with our overall revenue growth.

Employee compensation and benefits expenses were $1.8 million for the three months ended September 30, 2025, compared to $1.3 million for the three months ended September 30, 2024, an increase of 38.1%. For the nine months ended September 30, 2025, these expenses were $4.7 million, compared to $3.7 million for the nine months ended September 30, 2024, reflecting an increase of 27.1%. The increase was primarily related to a full period of compensation for employees hired from Charles River Data, compared to a partial period in the prior year, along with an increase in share-based compensation expense. Share-based compensation was $0.1 million for both the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, share-based compensation increased to $0.3 million, compared to $0.2 million in the same period in 2024.

General and administrative expenses were $2.1 million for the three months ended September 30, 2025, up 10.7% from $1.9 million in the same period in 2024. For the nine months ended September 30, 2025, general and administrative expenses totaled $6.8 million, compared to $5.7 million for the nine months ended September 30, 2024 an increase of 19.6%. These increases were primarily driven by year-over-year increases in our professional fees, due to increased non-reimbursable costs relating to accounting and legal expenses in preparation for our IPO.

Amortization expense for the three months ended September 30, 2025, was $0.9 million, compared to $0.8 million for the same period in 2024, representing a 21.2% increase. For the nine months ended September 30, 2025, amortization expense was $2.7 million, up 23.9% from $2.2 million in the same period in 2024. The increase is attributable to higher amortization of capitalized software development costs, reflecting continued investment in our proprietary technology platform.

IPO Transaction costs recorded in the three and nine months ended September 30, 2025, reflect professional fees and other expenses related to our IPO, which was completed on October 2, 2025. No such IPO-related activities or costs were incurred during the comparable periods in 2024.

Interest Income (Expense) and Other

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percentage	2025	2024	Amount	Percentage
Other income (expense):
Interest income	$281	$256	$25	9.8%	$697	$679	$18	2.7%
Interest expense	$(5,518)	$(3,771)	$(1,747)	46.3%	$(13,787)	$(14,403)	$616	(4.3)%
Loss on extinguishment of debt	$-	$-	$-	0.0%	$-	$(5,426)	$5,426	(100.0)%

Interest income was $0.3 million for both the three months ended September 30, 2025, and 2024. Interest expense was $5.5 million for the three months ended September 30, 2025, up from $3.8 million in the prior year, reflecting a 46.3% increase. The increase in interest expense was primarily due to a higher average debt balance under our credit facilities during the 2025 period.

Interest income was $0.7 million for both the nine months ended September 30, 2025, and 2024. Interest expense decreased to $13.8 million for the nine months ended September 30, 2025, from $14.4 million in the same period in 2024. The decrease was due to the refinancing of our debt facilities in 2024, which resulted in a $5.4 million loss on extinguishment of debt, including the write-off of unamortized capitalized loan costs and a prepayment penalty. The lower interest rate environment in 2025 also contributed to reduced interest expense.

Income Tax Expense

Income tax expense was $4.0 million for the three months ended September 30, 2025, compared to $4.2 million for the same period in 2024, representing a decrease of 5.7%. The decrease was primarily driven by lower taxable income in the three months ended September 30, 2025, compared to the prior year period. In addition, the effective tax rate for the three months ended September 30, 2025, was 25.6%, compared to 25.8% in the same period in 2024. The change in effective tax rate reflects the impact of changes in state apportionment factors.

For the nine months ended September 30, 2025, income tax expense was $11.5 million, compared to $7.9 million for the nine months ended September 30, 2024, representing an increase of 44.5%. The increase in income tax expense was primarily attributable to higher pre-tax income for the period. To a lesser extent, the increase was also driven by a slightly higher effective tax rate of 25.8% for the nine months ended September 30, 2025, compared to 25.6% in the same period of 2024. The increase in the effective tax rate was due to the impact of updated state apportionment methodologies.

Key Performance Indicators

In managing our business, our management regularly reviews certain KPIs, to evaluate our operations, guide decision-making, and measure progress. We utilize a variety of operational metrics to understand growth and retention and ultimately to drive profitability.

● Premium in force: This metric represents the annualized premium of all active policies at a given date. Premium in force is an insurance industry indication of scale and a leading indicator of future renewal commissions.

● Policies in force: The number of active policies at a given point in time. This is monitored to gauge scale and penetration and is a strong indicator of future renewal opportunities and their related revenue.

● Policy and premium retention rate: We closely monitor the acceptance of renewal offers as an early indicator of price elasticity. Retention is measured in two primary ways for any given period: our “policy retention rate” is the percentage of our policyholders who receive renewal offers that accept the offered renewal term, and our “premium retention rate” is the premium associated with those accepted renewal offers, as a percentage of the total premium from expiring policies for which renewal offers were made. Premium retention often tracks significantly higher than policy retention, as price increases mean fewer units would be necessary to maintain the same amount of premium. Higher premium results in higher commission, but large price increases can decrease policy retention and the associated policy fees. Because of this inverse relationship between premium and policy retention, we use data science and ML to inform renewal pricing to optimize for revenue retention.

● Written Premium: The total premium we placed with insurance programs during a reporting period, less “return premiums” refunded to policyholders due to cancellations, endorsement of policies, or otherwise. We believe written premium is an appropriate measure of operating performance because it is the primary driver of our commission revenue.

● Organic revenue and organic revenue growth: We define organic revenue as total revenue determined in accordance with GAAP, adjusted to remove the impact of any acquisitions or divestitures. We define organic revenue growth as the year-over-year growth in our organic revenue. However, as of the date of this Quarterly Report on Form 10-Q and for the relevant periods presented herein, we have not completed any relevant acquisitions or divestitures, therefore our organic revenue and organic revenue growth reflect our total revenue and total revenue growth, respectively, as determined in accordance with GAAP. Organic revenue and organic revenue growth are also non-GAAP financial measures which are commonly reported by others in the insurance industry. We use “organic revenue” and “organic revenue growth” in this Quarterly Report on Form 10-Q to facilitate investors’ understanding of our operating performance and comparison with our peers.

● Revenue and Adjusted EBITDA per employee: We closely monitor both revenue and Adjusted EBITDA per employee as metrics of scaling growth and believe these to be leading indicators of sustained profitability and efficiency. To calculate revenue per employee we divide our total revenue for the trailing four quarters, determined in accordance with GAAP, by the average number of our employees for the trailing four quarters. The result is a revenue per employee calculation that we believe is an accurate representation of our revenue as it relates to the timing of changes in headcount. We calculate Adjusted EBITDA per employee on the same basis, by dividing Adjusted EBITDA for the trailing four quarters by the average number of our employees for the trailing four quarters. For further discussion on our calculation of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.

The tables below compare certain of our KPIs as of and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	%/pp		2025	2024	%/pp
Premium in force (period-end)	$341,877	$257,496	32.8%		$341,877	$257,496	32.8%
Policies in force (period-end)	260.2	204.8	27.1%		260.2	204.8	27.1%
Policy retention rate(1)	86.7%	85.1%	1.6	pp	86.2%	83.4%	2.8	pp
Premium retention rate(1)	98.0%	97.1%	0.9	pp	98.7%	96.8%	1.9	pp
Written premium	$101,461	$77,641	30.7%		$267,144	$203,130	31.5%
Organic revenue	$44,365	$33,820	31.2%		$115,784	$87,796	31.9%
Organic revenue growth(1)	31.2%	28.5%	2.7	pp	31.9%	38.7%	(6.8	)pp

(1)	Year-over-year changes in percentages are reported in percentage points (pp).

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in conformity with GAAP, we use certain financial measures, including Adjusted EBITDA and Adjusted EBITDA margin, Adjusted net income and Adjusted earnings (basic and diluted) per share, which are not required by, or prepared in accordance with, GAAP. We refer to these measures as “non-GAAP” financial measures. We use these non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period and to assess our financial and operating performance. These non-GAAP financial measures should not be considered as substitutes for, or superior to, the financial statements and financial information prepared in accordance with GAAP. In addition, the non-GAAP financial information presented below may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. See below for a description of these non-GAAP financial measures, as well as for more information about the limitations of these non-GAAP financial measures and for reconciliations to their most directly comparable measure reported under GAAP.

Adjusted EBITDA and Adjusted EBITDA margin: We define Adjusted EBITDA as net income (the most directly comparable GAAP measure) adjusted to exclude interest expense (net of interest income), income taxes, depreciation and amortization, and further adjusted for other non-cash or non-recurring items, including share-based compensation. By removing these expenses, we believe Adjusted EBITDA provides a clearer representation of operating performance.

We regard Adjusted EBITDA as an important measure for several reasons:

●	It excludes the impact of financing decisions (debt vs. equity) by adding back interest, thus focusing on the performance of the underlying operations.

●	It excludes loss on extinguishment of debt, which we do not consider indicative of our core operating performance.

●	It excludes non-cash charges like amortization and share-based compensation (which depends on equity grant timing and valuation assumptions).

●	It removes any other non-recurring, one-time expenses, most often related to corporate finance activities such as the debt refinancing we conducted in 2024 and expenses associated with our IPO.

●	This measure is also useful for management and investors to compare our performance with that of other insurance technology or MGA companies that may have differing depreciation or financing structures.

In conjunction with Adjusted EBITDA, we also calculate Adjusted EBITDA margin, or Adjusted EBITDA as a percentage of total revenue. We believe that Adjusted EBITDA is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance. Below is a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA margin to net income margin (the most directly comparable GAAP measure), for each of the three and nine months ended September 30, 2025 and 2024, and for the twelve months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	Change %/pp		2025	2024	Change %/pp
Total revenues	$44,365	$33,820	31.2%		$115,784	$87,796	31.9%
Net income	$11,511	$12,093	(4.8)%		$33,070	$22,980	43.9%
Interest expense (net of interest income)	$5,237	$3,515	49.0%		$13,090	$13,724	(4.6)%
Income tax expense	$3,952	$4,201	(5.9)%		$11,457	$7,926	44.5%
Loss on extinguishment of debt	$-	$-	0.0%		$-	$5,426	(100.0)%
Amortization expense	$948	$782	21.2%		$2,734	$2,207	23.9%
Share-based compensation	$112	$75	49.3%		$299	$217	37.8%
Corporate transaction related expenses(1)	$4,966	$-	(100.0)%		$8,440	$100	8340.0%
One-time expenses(2)	$-	$115	(100.0)%		$-	$230	(100.0)%
Adjusted EBITDA	$26,726	$20,781	28.6%		$69,090	$52,810	30.8%
Net income margin(3)	25.9%	35.8%	(9.9	)pp	28.6%	26.2%	2.4	pp
Adjusted EBITDA margin(3)	60.2%	61.4%	(1.2	)pp	59.7%	60.2%	(0.5	)pp

(1)	Corporate transaction expenses during the three and nine months ended September 30, 2025, were comprised of accounting and legal fees and other expenses related to the preparation for and execution of our IPO. Corporate transaction expenses during the nine months ended September 30, 2024, were related to an administrative fee incurred in connection with the refinancing and extinguishment of our prior credit facility.

(2)	One-time expenses during the three and nine months ended September 30, 2024, were entirely related to the corporate rebrand that was completed in that period.
(3)	Year-over-year changes in percentages are reported in percentage points (pp).

	Twelve Months Ended September 30,
($ in millions)	2025	2024	Change %/pp
Total revenues	$147,287	109,355	34.7%
Net income	$44,682	27,379	63.2%
Interest expense (net of interest income)	$16,006	19,188	(16.6)%
Income tax expense	$15,319	9,460	61.9%
Loss on extinguishment of debt	$-	5,506	(100.0)%
Amortization expense	$3,554	2,823	25.9%
Share-based compensation	$378	258	46.5%
Corporate transaction related(1)	$8,440	101	8256.4%
One-time expenses(2)	$-	240	(100.0)%
Adjusted EBITDA	$88,379	64,955	36.1%
Net income margin(3)	30.3%	25.0%	5.3	pp
Adjusted EBITDA margin(3)	60.0%	59.4%	0.6	pp

(1)	Corporate transaction expenses during the twelve months ended September 30, 2025, included accounting and legal fees and other expenses related to the preparation for and execution of our IPO. In the twelve months ended September 30, 2024, this includes administrative fees incurred in connection with the refinancing and extinguishment of our prior credit facility.
(2)	One-time expenses for twelve months ended September 30, 2024, included $0.1 million associated with the one-time integration costs for Neptune into a distribution partner’s quoting platform.
(3)	Year-over-year changes in percentages are reported in percentage points (pp).

Adjusted EBITDA was $26.7 million for the three months ended September 30, 2025, an increase of $6.0 million, or 28.6%, from $20.8 million for the three months ended September 30, 2024. Our Adjusted EBITDA margin for the three months ended September 30, 2025, was 60.2%, a decrease from 61.4% for the three months ended September 30, 2024.

Adjusted EBITDA was $69.0 million for the nine months ended September 30, 2025, an increase of $16.3 million, or 30.8%, from $52.8 million for the nine months ended September 30, 2024. Our Adjusted EBITDA margin for the nine months ended September 30, 2025, was 59.7%, a decrease from 60.2% for the nine months ended September 30, 2024.

Adjusted EBITDA was $88.4 million for the twelve months ended September 30, 2025, an increase of $23.4 million, or 36.1%, from $65.0 million for the twelve months ended September 30, 2024. Our Adjusted EBITDA margin for the twelve months ended September 30, 2025, was 60.0%, an increase from 59.4% for the twelve months ended September 30, 2024.

	Twelve Months Ended September 30,		Change
($ in thousands)	2025	2024	Amount	Percentage
Average number of employees	58.0	55.5	2.5	4.5%
Total revenues	$147,287	$109,355	$37,932	34.7%
Revenue per employee	$2,539	$1,970	$569	28.9%
Adjusted EBITDA	$88,379	$64,955	$23,424	36.1%
Adjusted EBITDA per employee	$1,524	$1,170	$354	30.3%
Adjusted EBITDA margin	60.0%	59.4%	0.6%	1.0%

While our revenue and Adjusted EBITDA grew 34.7% and 36.1%, respectively, for the twelve months ended September 30, 2025, from the twelve months ended September 30, 2024, our headcount increased by only around 4.5% over the same period. The accelerated growth in revenue and Adjusted EBITDA relative to our growth in employees illustrates the scalability of our existing platform and emphasis on efficient growth.

Adjusted Net Income and Adjusted Earnings (Basic and Diluted) Per Share:

We define Adjusted net income as net income (the most directly comparable GAAP measure), adjusted to exclude loss on extinguishment of debt, amortization expense, share-based compensation, corporate transaction related expenses, and other one-time expenses, and the related tax effect of those adjustments. By removing these expenses, we believe Adjusted net income provides a clearer representation of operating performance.

We regard Adjusted net income as an important measure for several reasons:

●	It excludes loss on extinguishment of debt, which we do not consider indicative of our core operating performance.

●	It excludes non-cash charges like amortization and share-based compensation (which depends on equity grant timing and valuation assumptions)

●	It removes any other non-recurring, one-time expenses, most often related to corporate finance activities such as the debt refinancing we conducted in 2024 and expenses associated with our IPO.

We define Adjusted diluted earnings per share as Adjusted net income divided by diluted weighted average shares outstanding, assuming the full conversion of all outstanding shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO. Similarly, we define Adjusted basic earnings per share as Adjusted net income divided by basic weighted average shares outstanding, also assuming the conversion of all outstanding Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO. We believe that Adjusted earnings per share (basic and diluted) is a useful measurement for the same reasons we find Adjusted net income useful and also because, by implementing the conversion of the Redeemable Convertible Preferred Stock, we believe Adjusted earnings (basic and diluted) per share provides a clearer representation of operating performance. The most directly comparable GAAP measures are diluted earnings per share and basic earnings per share, respectively.

The table below presents a reconciliation of Adjusted net income to net income (the most directly comparable GAAP measure), as well as our Adjusted earnings (basic and diluted) per share to basic earnings (loss) and diluted earnings (loss) per share of common stock, respectively (the most directly comparable GAAP measure), for each of the three and nine months ended September 30, 2025 and 2024.

(In thousands, except share and	Three Months ended September 30,			Nine Months ended September 30,
per share data)	2025	2024	Change %	2025	2024	Change %

Net income	11,511	12,093	(4.8%)	33,070	22,980	43.9%
Income tax	3,952	4,201		11,457	7,926
Loss on extinguishment of debt	-	-		-	5,426
Amortization expense	948	782		2,734	2,207
Share-based compensation	112	75		299	217
Corporate transaction related expenses	4,966	-		8,440	100
One-time expenses	-	115		-	230
Adjusted Income before income tax expense	$21,489	$17,266	24.5%	$56,000	$39,086	43.3%
Adjusted income taxes (1)	$(5,501)	$(4,455)		$(14,392)	$(10,006)
Adjusted net income	$15,988	$12,811	24.8%	$41,608	$29,080	43.1%

Weighted average Common Stock outstanding – Basic	93,350,000	93,350,000		93,350,000	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000	41,850,000		41,850,000	41,850,000
Adjusted Weighted average Common Stock outstanding – Basic	135,200,000	135,200,000		135,200,000	135,200,000

Basic earnings (loss) per share	$0.06	$0.06		$(0.34)	$0.10
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(3)	0.06	0.05		0.68	0.13
Other adjustments to earnings (loss) per share	0.04	0.01		0.08	0.06
Adjusted income taxes per share	(0.04)	(0.03)		(0.11)	(0.07)
Adjusted basic earnings per share	$0.12	$0.09	33.3%	$0.31	$0.22	40.9%

Weighted average Common Stock outstanding – Diluted	97,262,548	93,350,000		93,350,000	93,350,000
Plus: Impact of dilutive stock options(4)	-	-		2,409,232	-
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	41,850,000	41,850,000		41,850,000	41,850,000
Adjusted weighted average Common Stock outstanding – Diluted	139,112,548	135,200,000		137,609,232	135,200,000

Diluted earnings (loss) per share	$0.06	$0.06		$(0.34)	$0.10
Effect of conversion of redeemable, convertible preferred stock (3)	0.05	0.05		0.66	0.12
Other adjustments to earnings (loss) per share	0.04	0.01		0.08	0.06
Adjusted income taxes per share	(0.04)	(0.03)		(0.10)	(0.07)
Adjusted diluted earnings per share	$0.11	$0.09	22.2%	$0.30	$0.22	36.4%

(1)

This represents the tax impact using effective tax rates of 25.7% and 25.6% for the nine months ended September 30, 2025 and 2024, respectively, and 25.6% and 25.8% for the three months ended September 30, 2025 and 2024, respectively.

(2)	Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.

(3)	For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended September 30, 2025, this includes $3.6 million of accretion adjustments and $2.5 million of allocations to participating preferred stock, totaling $6.0 million. For the three months ended September 30, 2024, $3.4 million of accretion adjustments and $2.7 million of allocations were added back, totaling $6.1 million. For the nine months ended September 30, 2025, $10.4 million of accretion adjustments and $54.2 million of cash dividends paid on redeemable preferred stock were added back, totaling $64.6 million. For the nine months ended September 30, 2024, $9.9 million of accretion and $4.1 million of allocations to participating preferred stock were added back, totaling $13.9 million. These adjustments were divided by 97,262,548 shares for the three months ended September 30, 2025, and 93,350,000 shares for each of the three and nine months ended September 30, 2024 and the nine months ended September 30, 2025, to calculate the Adjusted earnings (basic and diluted) per share amounts.

(4)	Represents the impact of 2,409,232 stock options that were considered anti-dilutive in the GAAP diluted weighted average common stock outstanding calculation but are included for purposes of Adjusted diluted earnings per share. For the three months ended September 30, 2025, 3,912,548 stock options were considered dilutive in the GAAP weighted average common stock outstanding calculation. Therefore, no adjustment to diluted earnings per share was necessary for that period.

Summary of Changes in Outstanding Shares and Equity Awards in Connection with the IPO

The following table presents a summary of our outstanding equity interests as of September 30, 2025 and the changes resulting from the IPO on October 2, 2025. This table is provided to illustrate the impact of the IPO-related events, including the conversion of preferred stock and the vesting of equity awards, on our post-IPO share capitalization.

		Pre-IPO		Post-IPO			Shares issued and
	Date	Preferred	Common	Preferred	Class A Common	Class B Common	outstanding (Total)
Beginning shares outstanding (Common)	9/30/2025	41,850,000	93,350,000	-	-	-	135,200,000
Add: Vesting of early exercised options at IPO	10/2/2025	-	2,835,000	-	-	-	138,035,000
Add: Conversion of preferred stock to common (1:1)	10/2/2025	(41,850,000)	41,850,000	-	-	-	138,035,000
Reclassification to Class A common	10/2/2025	-	(138,035,000)	-	138,035,000	-	138,035,000
Exchange of Class A to Class B (1-for-1)	10/2/2025	-	-	-	(43,435,000)	43,435,000	138,035,000
Ending shares outstanding	10/2/2025	-	-	-	94,600,000	43,435,000	138,035,000

		Pre-IPO		Post-IPO			Dilutive
	Date	Preferred	Common	Preferred	Class A Common	Class B Common	awards outstanding
Beginning unvested options, net of forfeitures	9/30/2025		17,640,000	-	-	-	17,640,000
Restricted Stock Unit grants	9/30/2025		4,155,678	-	-	-	21,795,678
Less: Cancellation of unvested options at IPO	10/2/2025		(5,880,000)	-	-	-	15,915,678
Less: Vesting of early exercised options at IPO	10/2/2025		(2,835,000)	-	-	-	13,080,678
Reclassification to Class A and Class B common RSUs	10/2/2025		(4,155,678)	-	2,172,714	1,982,964	13,080,678
Reclassification to Class A and Class B common options	10/2/2025		(8,925,000)	-	2,765,000	6,160,000	13,080,678
Ending awards outstanding		-	-	-	4,937,714	8,142,964	13,080,678

Limitations of Non-GAAP Financial Measures

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, the non-GAAP financial information presented above may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

In addition, while we find Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income and Adjusted earnings (basic and diluted) per share to be useful measures, they have limitations. Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Adjusted earnings (basic and diluted) per share do not reflect cash needs for capital expenditures. They also do not reflect changes in working capital or any provision for income taxes. Therefore, they should not be considered in isolation or as a substitute for net income or cash flow metrics.

All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business. We provide this non-GAAP measure as supplemental information and encourage review of the reconciliation to understand the adjustments made.

Liquidity and Capital Resources

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Our principal sources of liquidity have been cash generated from operating activities and available borrowing capacity under our credit facilities. Our principal liquidity requirements include operating expenses, debt service obligations (interest and scheduled principal repayments), capital expenditures (primarily capitalized software development), and working capital.

As of September 30, 2025 and December 31, 2024, we had $59.0 million and $28.1 million of cash and cash equivalents and fiduciary cash on the balance sheet, respectively. This consisted of $12.2 million and $7.1 million of cash and cash equivalents, respectively, and $46.9 million and $21.0 million of fiduciary cash, respectively. In our capacity as an insurance agent, we typically collect premiums from policyholders and, after deducting the authorized commissions, remit the net premiums to the appropriate insurance company or companies. Accordingly, premiums receivable from policyholders are reported as fiduciary receivables and premiums payable to insurance companies are reported as insurance company payables. Unremitted net insurance premiums are held in a fiduciary capacity until we distribute them. Net insurance premiums payable to insurance companies, together with premium deposits received from policyholders, are held as fiduciary cash on the balance sheet. Cash and cash equivalents held in excess of the amounts required to meet our fiduciary obligations are recognized as cash and cash equivalents. We had operating cash flows of $38.9 million and $35.3 million for the nine months ended September 30, 2025 and 2024, respectively. We have historically used our cash provided by operations to pre-pay portions of the principal amount of our then-outstanding loans, while retaining sufficient liquidity for working capital needs.

As of both December 31, 2024 and September 30, 2025, the Company was allowed to borrow up to $10.0 million under an existing revolving credit facility, which was effected under the Amended and Restated Credit Agreement, dated as of April 10, 2025, by and among Neptune Holdings, Neptune Flood, the other loan parties thereto from time to time, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (the “2025 Amended and Restated Credit Agreement”). The revolving credit facility was undrawn as of both December 31, 2024, and September 30, 2025.

On November 10, 2025, we entered into that certain Amendment No. 1 (the “Amendment”) to the 2025 Amended and Restated Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) that, among other things, increased the “Revolving Commitments” (as defined in the 2025 Amended and Restated Credit Agreement) from $10.0 million to $260.0 million. At the closing of the Amendment, Neptune Flood borrowed $251.0 million of the increased Revolving Commitments and used the proceeds to repay in full the term loans outstanding under the 2025 Amended and Restated Credit Agreement immediately prior to the Amendment. Accordingly, as of the date of this Quarterly Report on Form 10-Q, $251.0 million was outstanding under our $260.0 million revolving credit facility, leaving $9.0 million available for future borrowing. The undrawn portion of our revolving credit facility provides flexibility for short-term funding needs or working capital requirements.

We believe our current cash and cash equivalents and the undrawn amounts available under our Amended Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months and beyond. Over the longer term, we may explore additional refinancing options to reduce interest costs or raise equity to accelerate growth or reduce leverage and, depending on interest rates and market conditions, may from time to time consider distributing dividends or engaging in stock repurchases.

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Net cash provided by operating activities	$38,920	$35,263
Net cash used in investing activities	$(2,931)	$(2,564)
Net cash used in financing activities	$(5,009)	$(13,855)

Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $38.9 million, primarily consisting of our net income of $33.0 million, adjusted for amortization of intangible assets of $2.7 million, amortization of deferred financing costs of $0.5 million, share-based compensation of $0.3 million, and an increase in operating liabilities of $3.8 million. These amounts were partially offset by a $1.3 million increase in operating assets. Accounts payable and accrued expenses grew as the Company’s operations expanded, contributing to cash flow.

For the nine months ended September 30, 2024, net cash provided by operating activities was $35.3 million, primarily consisting of our net income of $23.0 million, adjusted for amortization of intangible assets of $2.0 million, amortization of deferred financing costs of $0.6 million, loss on the extinguishment of debt of $5.4 million, and an increase in operating liabilities of $4.4 million. These amounts were partially offset by $0.2 million in share based compensation and a $0.7 million decrease in deferred tax assets.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $2.9 million, compared to $2.6 million for the nine months ended September 30, 2024. For both years, the cash used in investing activities all related to capital expenditures for internally developed software. The increase in year-over-year net cash used in investing activities for the nine months ended September 30, 2025, was primarily driven by the increase in the capitalization of software development cost, reflecting additions to headcount in the technology and data science teams. We expect to continue investing in software development at a similar or slightly greater pace in the future, which is a use of cash that we believe yields high returns in terms of functionality and accretion to future growth.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $5.0 million, which was primarily due to cash dividends paid of $175.0 million, $172.0 million of repayments of our long-term debt, $0.5 million of deferred financing fees and prepayment penalty, and a $0.4 million change in fiduciary receivables, partially offset by the refinancing of our then-existing debt facility through our entry into the 2025 Amended and Restated Credit Agreement, which resulted in proceeds to us of $301.0 million, a $26.3 million change in fiduciary liabilities, and $15.6 million in proceeds from the exercise of stock options.

For the nine months ended September 30, 2024, net cash used in financing activities was $13.9 million, which was primarily due to $196.5 million of repayments of our long-term debt, a $3.7 million payment of deferred financing fees, and a $1.1 million change in fiduciary receivables. This was partially offset by proceeds of $171.0 million from the issuance of long-term debt and a $16.4 million change in fiduciary liabilities.

Contractual Obligations and Commitments

As of September 30, 2025, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As of September 30, 2025, we were party to the 2025 Amended and Restated Credit Agreement that required us to make quarterly principal payments of approximately (a) $3.8 million beginning with the fiscal quarter ending September 30, 2025, through and including the fiscal quarter ending June 30, 2027, (b) $5.6 million from and including the fiscal quarter ending September 30, 2027 through and including the fiscal quarter ending June 30, 2029, and (c) $7.5 million from and including the fiscal quarter ending September 30, 2029 through and including the fiscal quarter ending March 31, 2030, with a balloon payment of approximately $195.7 million of principal due at maturity, subject to any prior prepayments or repayments.

As of September 30, 2025, we also maintained a revolving credit facility of up to $10.0 million as part of the 2025 Amended and Restated Credit Agreement, all of which was available with no outstanding balance, and $264.0 million in principal amount of term loans outstanding under the 2025 Amended and Restated Credit Agreement.

On November 10, 2025, we entered into the Amendment that, among other things, increased our revolving credit facility from up to $10.0 million under the 2025 Amended and Restated Credit Agreement, to up to $260.0 million under the Amended Credit Agreement, and extended the maturity date of the revolving credit facility to November 10, 2030. At the closing of the Amendment, we borrowed $251.0 million under the revolving credit facility to repay in full the term loans outstanding under the 2025 Amended and Restated Credit Agreement immediately prior to the Amendment. From the date of the Amendment until December 31, 2025, borrowings under our revolving credit facility will bear interest at a rate equal to the Term SOFR Rate (as defined in the Amended Credit Agreement) plus 2.50%. Thereafter, subject to our election to convert the borrowings under our revolving credit facility to an ABR Loan (as defined in the Amended Credit Agreement), they will bear interest at a variable rate equal to the Term SOFR Rate, subject to a 1.00% floor, plus an applicable margin ranging from 1.75% to 3.00%, depending on our Total Net Leverage Ratio (as defined in the Amended Credit Agreement) for the prior fiscal quarter.

We are also required to pay an unused commitment fee, which accrues at a rate per annum ranging from 0.20% to 0.40%, depending on our Total Net Leverage Ratio for the prior fiscal quarter, on the daily amount of any undrawn portion of our revolving credit facility commitments.

The Amended Credit Agreement contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments, and require us to comply with certain financial covenants. We are currently in compliance with the Amended Credit Agreement and were in compliance with the 2025 Amended and Restated Credit Agreement covenants as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as premium amounts, interest rates, and equity prices. We are exposed to market risk through our business partners, investments, and borrowings.

The insurance market in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers and reinsurers, general economic conditions, state regulatory responses to market conditions, the timing of hurricane and storm season and other natural disasters, and other social, economic, and business factors. In a period of decreasing insurance capacity or higher than typical loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates, and business might migrate away from the E&S lines market and into the admitted market. This type of market frequently is referred to as a “soft” market. Our results of operations are affected by this cyclicality of the market.

Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of September 30, 2025, approximated their carrying values due to their short-term nature and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity or derivative securities.

As of September 30, 2025, under our 2025 Amended and Restated Credit Agreement, we had $264.0 million of principal balance outstanding under our term loan and no outstanding balance on our revolving credit facility with $10.0 million in available capacity. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. An immediate hypothetical 1% change in interest rates on our borrowings would have a $2.6 million annual pre-tax effect on our consolidated financial statements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Management regularly evaluates these estimates, which are based on historical experience and other factors, including expectations of future events that are believed to be reasonable. Actual results may differ from these estimates. We consider an accounting estimate to be critical if it involves a significant level of estimation uncertainty and if different estimates or assumptions could reasonably have a material impact on our financial condition or results of operations. The following are the critical accounting policies and estimates that we believe are most important to understanding our financial statements:

Revenue Recognition (Commission and Fee Revenue)

We recognize revenue from commissions and fees upon the effective date of insurance coverage, with an estimate for cancellations.

Estimates for Policy Cancellations

We estimate the proportion of premiums and commissions that will not ultimately remain in force for the full policy term due to cancellations. This estimate directly reduces the revenue we recognize at policy inception. We base our estimates on historical cancellation experience by policy type and tenure and adjust for any known trends or events. The estimation period typically covers the allowable cancellation period. If our estimated cancellation rates are inaccurate, then our revenue could be materially impacted. We monitor actual cancellations and update our estimates quarterly. For instance, if cancellation rates were to rise, we might increase the constraint and recognize less revenue upfront, deferring more commission until uncertainty is resolved. For the nine months ended September 30, 2025 and 2024, no significant adjustments were recorded for prior estimates.

Capitalization of Internally Developed Software and Amortization

We capitalize internally developed software at cost. The critical estimates here include:

●	Determining which projects meet the criteria for capitalization. We carefully evaluate each feature and project for these criteria.

●	The useful life of our capitalized software. We review this estimated useful life periodically. Given the rapid innovation in our platform, three years has historically been used as our platform’s useful life. For the nine months ended September 30, 2025 and 2024, no changes were made to the useful life of our capitalized software. As we continue to incorporate AI and other enhancements, we will continue our periodic assessments to determine if such integrations warrant the use of a different useful life for our platform.

Recent Accounting Pronouncements

We currently qualify as an EGC under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We are electing to use the extended transition periods available under the JOBS Act for complying with new or revised accounting standards and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will remain an EGC until the earliest to occur of: (i) the end of the first fiscal year in which our annual gross revenues are $1.235 billion or more; (ii) the end of the first fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the end of the fiscal year during which the fifth anniversary of this listing occurs.

See Note 2, “Significant Accounting Policies,” to our audited consolidated financial statements included in our Final Prospectus for disclosures regarding recently issued accounting pronouncements and the critical accounting policies related to our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that its desired control objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our unaudited interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary.

●	Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships.

●	Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business.

●	Rapid advancements in AI, including the development of artificial general intelligence (“AGI”), and ML technologies could increase competition and disrupt our business model.

●	Errors in underwriting or data modeling could harm our reputation, competitive position, and financial results.

●	Reliance on cloud computing exposes us to technological disruptions and potential risks.

●	We are highly dependent on the services of our senior management team, including our Chief Executive Officer.

●	Our business is dependent upon information processing systems. Cybersecurity events, data breaches, cyberattacks, or other similar incidents, as well as defects, interruptions, or other failures, with respect to our or our vendors’ information processing systems and data may hurt our business, damage our reputation, negatively impact policyholder retention and capacity provider relationships, and expose us to financial and legal liabilities.

●	Failure to seek, obtain, maintain, protect, defend, or enforce our intellectual property rights, or allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition, and business.

●	The insurance business is extensively regulated, and changes in regulation may reduce our profitability and limit our growth.

●	Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business.

●	We are subject to evolving laws and regulations on data privacy, data protection, and cybersecurity, which can be complex and conflicting. We may face investigations, fines, and sanctions as a result of our or our service providers’ or partners’ actual or perceived failure to comply with such laws and regulations and incur increased operational costs in order to ensure future compliance.

●	Changes in accounting principles and financial reporting requirements could impact our consolidated results of operations and financial condition.

●	We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

●	The concentration of our share ownership with those stockholders who held our stock prior to our IPO, including our executive officers, directors, and holders of more than 5% of our capital stock, may limit your ability to influence corporate matters.

●	We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and have chosen to rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.

●	We are a holding company, and our only material asset is our equity interest in Neptune Flood. As a result, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

●	The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer; this will limit or preclude your ability to influence corporate matters.

●	Some provisions of Delaware law and our amended and restated certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

Risks Relating to our Business and Industry

Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships.

Neptune does not assume any balance sheet insurance risk or claims handling responsibility relating to the policies we sell, and our business depends on a carefully selected network of capacity providers that assume such balance sheet insurance risk for those policies. This risk-taking structure is fundamental to our business model and operational efficiency. Our ability to offer competitive insurance products and maintain our market position is also contingent upon the relationships with these capacity providers. Any adverse impact on these relationships or the overall financial health of our network of capacity providers could reduce our overall insurance capacity and could have an adverse effect on our financial condition and results of operations. Our contractual relationships are sometimes unique to us, but they are typically non-exclusive and terminable on short notice by either party for any reason. In many cases, capacity providers can also amend the terms of our agreements unilaterally on short notice. If we are unable to maintain profitable portfolios for our capacity providers or if our relationship with them is undermined for any reason, capacity providers may be unwilling to provide insurance capacity to us, or may seek to amend our agreements with them. This could happen for various reasons, including for competitive or regulatory reasons, because of an insurance carrier’s reluctance to distribute their products through our platform, because they decide to rely on their own internal flood insurance providers or products or elect not to insure or reinsure flood risk generally, or because they decide not to distribute insurance products in individual markets, in certain geographies, or altogether. Conditions in the broader insurance and reinsurance markets can also influence the capacity of our providers. If our capacity providers were to experience liquidity problems or other financial difficulties, we may not be able to sell additional policies or renew existing ones and could encounter significant adverse impacts on our financial condition and results of operations. If any of our key capacity providers decide to terminate or reduce their relationship with us, we may face difficulties in securing alternative insurance capacity from other providers on similar terms, which could negatively impact our ability to offer insurance products and retain policyholders. Similarly, our business could be harmed if we fail to develop new capacity provider relationships to ensure a diversified portfolio of capacity providers that support our business.

In the future, whether as a result of the termination of capacity provider relationships, capacity provider consolidation or otherwise, it may become necessary for us to partner with and derive a greater portion of our revenues from a reduced and more concentrated number of capacity providers if and as our business and the flood and general insurance industry evolve, which would increase our dependence on a smaller number of capacity providers. As a result, we may become more vulnerable to adverse changes in our relationships with such capacity providers. This could reduce the volume of policies we are able to underwrite. The termination, amendment, or consolidation of our relationships with our capacity providers could harm our business, financial condition, and results of operations.

The overall financial health of our network of capacity providers is important to our success. Widespread, catastrophic flood events, such as hurricanes or severe inland flooding, could strain the financial resources of our capacity providers, reducing their ability to meet claim obligations or remain profitable. This, in turn, could lead capacity providers to reduce the capacity they allocate to flood insurance or could cause them to demand higher premiums, pay lower commissions, impose stricter underwriting criteria, or exit the flood insurance market as they choose to prioritize more profitable or less risky lines of insurance. This could result in reduced capacity or support for our flood insurance products, potentially limiting our ability to underwrite new policies or renew existing ones. Any such changes could impact our ability to offer competitive policies and secure adequate coverage for policyholders, which could expose us to reputational harm, increased regulatory scrutiny, and operational disruption and which may have a material and adverse effect on our business.

The termination or reduction of any of these key relationships could lead to a significant loss of sales and adversely affect our financial performance. It could also disrupt our operations and require us to invest additional resources in finding and establishing new partnerships; replacement capacity for our capacity providers may not be immediately available or could come at less favorable terms, leading to increased costs and reduced competitiveness. If we are not able to effectively manage our relationships with our capacity providers, resulting in the loss of one or more key capacity providers or a significant reduction in their capacity, our business, financial condition, results of operations, growth potential, reputation in the market, and ability to sustain our business could be materially and adversely impacted.

Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business.

The third-party agents who generate the majority of our policy sales operate within a diverse network that includes independent agents, brokers, and referral partners. Our insurance agent and broker partners drive over 96% of our policy sales, supported by our in-house sales team and technology integrations. This distribution model exposes us to meaningful third-party risks relating to agent prioritization, agent attrition and sales productivity, and competition within distribution channels, as well as regulatory and reputational risks. Third-party agents have discretion over which flood insurance products they recommend to customers. If our agents choose to prioritize offerings from the NFIP or other flood insurance providers due to familiarity, perceived reliability, or regulatory incentives, or shift their focus to competing private flood insurance providers based on superior pricing, more attractive commission structures, enhanced coverage options, or for any other reason, our ability to generate new policies may be adversely affected. Similarly, a decline in agent productivity, whether due to reduced customer activity, economic factors, or lack of engagement with our products could materially reduce our revenue, and insufficient training or support for agents could result in fewer policies sold or misrepresentation of our offerings. Agents who fail to comply with regulatory standards, whether by misrepresenting policy terms or engaging in unethical practices, could also expose us to legal liabilities and reputational harm, and increased regulatory scrutiny resulting from third-party agent misconduct could lead to fines, operational disruptions, or a loss of market credibility.

Finally, high turnover among independent agents or changes in agent affiliations can lead to disruptions in our distribution network. Our ability to compete effectively depends on maintaining strong relationships with the agents distributing our products and providing them with compelling reasons to prioritize Neptune products, such as delivering a strong agent and policyholder-focused experience. Furthermore, our ability to retain and attract new agents to distribute our products to new customers may be influenced by our existing agent and policyholder relationships. We cannot be certain that any loss of a significant agent or broker relationship or the loss of business from any significant group of policyholders would be replaced by relationships with or other business from other agency partners or policyholders, existing or new. If a substantial number of agents cease to represent Neptune or choose to represent alternative MGAs due to more competitive commissions, technology, responsive support, or any other factor, our ability to generate new policies and maintain policyholder relationships would be adversely impacted. Any significant disruption in these relationships could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Rapid advancements in AI, including the development of AGI, and ML technologies could increase competition and disrupt our business model.

Neptune relies on proprietary AI-driven technology, including our Triton platform, to assess risk, underwrite policies, and maintain a competitive advantage in the flood insurance market. In addition, we rely on AI for certain business uses, including, for example, to help generate code and code tests. Rapid advancements in AI, including the development of AGI, could present significant challenges to our business model.

For example, AGI — if developed — and other advancements in AI could accelerate the pace of innovation, requiring us to make continuous and costly upgrades to our proprietary systems and technologies to maintain our competitiveness. AI (and possibly future AGI) technologies can also democratize access to advanced ML tools, enabling competitors to rapidly develop capabilities similar to ours. This could reduce the effectiveness of our intellectual property protections and diminish our ability to differentiate in the market. Such advancements could also lower the barriers to entry in the flood insurance market, allowing competitors to leverage new AI and AGI technologies to replicate or surpass the capabilities of our proprietary technology, potentially offering more accurate risk assessments, lower prices, or enhanced customer experiences, which could erode our competitive advantage and reduce our market share. The development of AGI could also fundamentally alter the flood insurance industry by enabling unprecedented levels of automation, personalization, and predictive accuracy. If AGI-driven solutions redefine customer expectations or market standards, our existing technology and business model could become outdated or obsolete. Further, the widespread adoption of AGI may introduce unforeseen challenges in integrating new technologies, adapting workflows, or managing compliance with evolving regulations. These disruptions could negatively affect our operations, policyholder relationships, and financial performance. The rapid and unpredictable development of further advancements in AI, AGI, and related technologies and any failure to adapt to these advancements could materially and adversely impact our competitive position, business, financial condition and results of operations. See also “— The regulatory framework for AI technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations; to the extent any such laws or regulations apply to our business, or existing laws and regulations are interpreted in ways that would affect the use of AI in our business, we may need to implement additional standards or practices to remain compliant and the operation of our business could be adversely affected.”

The regulatory framework for AI technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations; to the extent any such laws or regulations apply to our business, or existing laws and regulations are interpreted in ways that would affect the use of AI in our business, we may need to implement additional standards or practices to remain compliant and the operation of our business could be adversely affected.

The regulatory framework for AI and similar technologies and automated decision-making is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-United States jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our products and solutions and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and, to the extent we expand our business to more jurisdictions, we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our current or future use of AI and such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.

As the use of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. In addition, public and regulatory focus on ethical use and data privacy concerns regarding AI could lead to reputational damage if we fail, or are perceived to fail, to align with societal expectations or regulatory standards relating to the use of AI. Such scrutiny may result in financial or other penalties and may also erode customer trust, which is crucial for our brand and long-term success. As such, we expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive, or regulatory issues that may arise as a result of any of the foregoing.

Further, a number of aspects of intellectual property protection in the field of AI are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system input and outputs. If we fail to obtain protection for our intellectual property rights within our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. See also “— We utilize AI in a significant manner, which could expose us to liability or adversely affect our business.”

Errors in underwriting or data modeling could harm our reputation, competitive position, and financial results.

Our underwriting success relies heavily on the accuracy and performance of our AI-powered Triton platform. Triton’s performance is inherently dependent on the quality of the data it processes and the algorithms driving its decision-making.

Triton’s advanced modeling relies in part on data from external sources. Inaccuracies, delays, disruptions, or other inadequacies in these data sources could lead to flawed risk assessments or mispriced policies. In addition, errors in the Triton ML model’s training process, biases in its underlying data, or flaws in the algorithm’s design could result in systemic inaccuracies. For example, “overfitting” of our model (i.e., where the model focuses on the specific details it was trained on but is unable to perform well with new data), or underestimating rare but severe events could lead to suboptimal pricing or coverage decisions, and errors or inefficiencies in Triton’s risk selection could result in us offering policies that are less attractive than those of our competitors. If policyholders perceive that our pricing or coverage is inferior, it could lead to lower renewal rates and diminished market share.

Further, as an AI-driven system, Triton’s complex algorithms may lack transparency, making it challenging to identify or correct errors before they cause significant issues. This opacity could complicate efforts to explain or defend pricing and coverage decisions to regulators, insurers, reinsurers, or policyholders, potentially leading to legal or reputational challenges. Additionally, if our cloud computing or third-party data providers change their terms of service, restrict access, or cease operations, it could impact Triton’s ability to function effectively. See also “— We utilize AI in a significant manner, which could expose us to liability or adversely affect our business.”; “— We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to an actual or perceived breach in the security of our or our vendors’ information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.”; “— Reliance on cloud computing exposes us to technological disruptions and potential risks.”; and “— Reliance on third-party service providers for critical operations, such as payments and mailing, exposes us to operational and reputational risks.”

Triton’s ability to evaluate flood risks and set pricing is critical to our ability to compete with the NFIP and private flood insurance providers. If Triton’s effectiveness were impaired and our policies were to generate higher-than-expected losses, it could negatively impact our relationships with our capacity providers and could result in a reduction in insurance capacity and damage to our reputation as a reliable MGA. This, in turn, could lead to significant operational and financial consequences for us and result in a material and adverse effect on our business, financial condition and results of operations.

Any such significant issues with Triton or our other products could harm our relationships with partners and standing in the marketplace and have a material and adverse effect on our business, financial condition and results of operations.

We utilize AI in a significant manner, which could expose us to liability or adversely affect our business.

We rely on AI to make decisions in connection with the generation of insurance policies. Our significant use of AI exposes us to various risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI has been known to produce false or “hallucinatory” inferences or output, and certain AI uses ML and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while AI and ML systems may help us generate more tailored pricing and underwriting determinations with respect to a given policyholder, if the content, analyses, or recommendations produced by the AI and ML systems used in our Triton and Poseidon platforms are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. For further information on how these risks apply to our Triton platform, see “— Errors in underwriting or data modeling could harm our reputation, competitive position, and financial results.”

Additionally, if any of our employees, contractors, consultants, vendors, or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or our ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems are trained and may affect our ability to continue to develop our AI-powered platforms. To the extent that we do not have sufficient rights to use any of the data or other material or content used in or produced by the AI tools we employ, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual, or other rights. Further, our competitors or other third parties may incorporate AI into their products, offerings or underwriting assessment more quickly or more successfully than us, which could impair our ability to compete effectively.

Reliance on cloud computing exposes us to technological disruptions and potential risks.

Our reliance on cloud computing infrastructure introduces several key risks that could impact our operations and competitive advantage. Any disruption, outage, or degradation in cloud computing performance — whether due to cyberattacks, technical failures, natural disasters, or other unforeseen events — could impair our ability to operate. Such incidents could result in operational delays, policyholder dissatisfaction, and reputational harm.

Our ability to handle growing volumes of policy data and transactions also depends on the reliability and capacity of cloud computing providers. If they fail to meet our evolving performance requirements, we may experience slow response times, decreased efficiency, or service interruptions, potentially affecting policyholder satisfaction and agent productivity. Our reliance on third-party cloud computing providers also means we have limited control over their operations, pricing, and service terms. Changes in pricing structure or contractual terms could increase our costs, while any service degradation or failure on their part could disrupt our operations. Transitioning to an alternative cloud provider, if required, could involve significant time, cost, and operational risk.

Any such disruption in our platform’s performance due to cloud-related limitations, or failure to maintain our technological edge, could adversely impact our ability to compete effectively as rapid advancements in AI and insurance technology solutions enable our competitors to develop similar or alternative platforms or services. See also “— Rapid advancements in AI, including the development of AGI, and ML technologies could increase competition and disrupt our business model.”

Any significant issues with our cloud infrastructure could materially and adversely affect our business, financial condition and results of operations. See also “— We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to an actual or perceived breach in the security of our or our vendors’ information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.”

Reliance on third-party service providers for critical operations, such as payments and mailing, exposes us to operational and reputational risks.

We depend on third-party service providers for critical functions such as processing policyholder payments and mailing policy documents and notices. Technical failures, cyberattacks, or financial instability affecting our third-party vendors could interrupt their ability to provide services. Delays or errors in payment processing could harm policyholder trust, while issues with mailing policy documents could result in missed policyholder notifications. Failures by third-party vendors to meet service expectations or comply with regulatory standards could also be attributed to Neptune, resulting in reputational harm, regulatory scrutiny, or financial penalties. In the event of any such issues, identifying and transitioning to alternative providers, if necessary, would require significant time, cost, resources, operational risk, and could lead to temporary disruptions. Any disruption, failure, or performance issues involving these third-party providers could adversely affect our ability to operate efficiently, maintain policyholder satisfaction, and comply with regulatory requirements, which could have a material and adverse effect on our business, financial condition, and results of operations.

Claims handling by third parties, including insurance carriers and third-party administrators (“TPAs”), could negatively impact our reputation and result in litigation risks.

As an MGA, we neither assume insurance risk nor have claims-handling authority. Instead, the responsibility for adjudicating claims lies with the insurance carriers that underwrite the policies we sell. These carriers frequently rely on TPAs to process and manage claims on their behalf. While this model allows us to focus on policy issuance and distribution, it exposes us to reputational and operational risks tied to claims handling.

The timeliness and fairness of claims processing are critical to maintaining policyholder trust. Policyholders may not fully understand that Neptune does not handle claims directly, leading to confusion or misplaced blame when issues arise. Similarly, any operational issues at the TPAs delivering claims services for our insurance carriers, such as insufficient staffing, inadequate training, or technical failures, could impact the speed and quality of claims resolution, and any misaligned priorities between the TPAs and our insurance carriers could also exacerbate delays or disputes, further eroding policyholder trust. If a TPA or our insurance carriers deny claims, process them slowly, or fail to meet policyholder expectations, policyholders may associate claims dissatisfaction with Neptune, regardless of our lack of direct involvement in the claims process, and we may face reputational harm which can, among other things, reduce policyholder retention and deter new policy sales. In addition, disputes over claims decisions can result in lawsuits involving policyholders, insurance carriers, TPAs, and, indirectly, Neptune as an MGA. We are not responsible for claims adjudication and are indemnified by our insurance carriers for claims-related litigation matters, but our association with the policies sold can result in legal costs, regulatory scrutiny, and reputational damage. These risks are exacerbated during catastrophic events, which often lead to heightened claims activity and increased likelihood of litigation. While we actively collaborate with our insurance carriers and their TPAs to ensure high standards in claims handling, we cannot guarantee that all claims will be processed in a manner consistent with the expectations of our policyholders and negative experiences or lawsuits related to claims handling could materially and adversely affect our business, financial condition, and results of operations.

An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business.

Our performance and ability to issue new policies and retain existing policies is closely tied to home sales, economic activity, construction costs, household income, and employment levels, as well as commercial property markets. The demand for flood insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting both premium volume and policy count, which would impact our revenue and financial condition. In addition, home and business owners often purchase flood insurance at the time of the purchase of a home or commercial property, and major slowdowns in the residential or commercial housing market could impact our ability to generate new business.

Elevated mortgage rates and declining affordability have recently strained the housing market, leading to a decrease in first-time homebuyers and overall housing market activity. As of January 2025, the average rate on a 30-year fixed mortgage in the U.S. had risen to over 7%, marking its highest level since mid-2024. While this average rate has since decreased below 7%, this surge has contributed to a decline in home sales, with existing home sales in 2025 projected to be at the lowest level since 1995. Elevated mortgage rates, together with higher home prices, can create affordability challenges, particularly for first-time buyers. For example, the National Association of Home Builders estimates that in 2023, when mortgage rates on a 30-year fixed mortgage rose from 6.25% to 6.5%, nearly 1.3 million households were priced out of the market for a median-priced home. A decrease in housing market activity, particularly in areas where flood coverage is needed, due to adverse economic conditions — caused by inflation, tariffs, rising interest rates, geopolitical tensions, recessionary pressures, or other factors — could result in a decline in the home insurance industry and reduction in the sale of our policies, reduced renewal rates, and increased cancellations of existing policies, as many flood insurance purchases are driven by mortgage requirements (homeowners with a mortgage in FEMA designated high-risk Special Flood Hazard Area (“SFHAs”) must obtain coverage) and a substantial portion of our flood insurance policies are purchased during home acquisitions or refinancing.

Economic downturns can also impact our existing policyholder base. Economic conditions influence consumer behavior and spending patterns. During periods of economic uncertainty or recession, consumers may prioritize other expenses over purchasing or renewing flood insurance or other E&S lines. This shift in consumer priorities can lead to a decrease in demand for our products, further impacting our sales and revenue. Homeowners facing financial difficulties may choose to cancel existing insurance policies, modify their coverage, or not renew the policies they hold with us, leading to lower renewal rates. Economic stress can also result in lower property values, which in turn can reduce the premiums we collect on existing policies. This reduction in premium income could adversely affect our revenue and profitability. Additionally, financially stressed homeowners may be more likely to file claims, and the cost of claims may rise if economic conditions, including impacts from recent tariffs, lead to increased repair and rebuilding costs. As we rely on our carrier partners to provide insurance capacity and assume the associated risk, if the incurred losses exceed any carrier’s loss tolerance, we risk their reduction or withdrawal as a risk-taking partner to Neptune.

In addition, economic downturns can strain our distribution network and affect the operations and financial health of our partners, potentially leading to a reduction in their productivity or even their exit from the flood insurance market. Agents may also experience reduced customer activity, limiting their ability to sell Neptune products. This would limit our ability to reach new policyholders and maintain existing ones, thereby affecting our overall sales. Any prolonged economic downturn and long-term loss could strain our financial resources, requiring us to invest additional capital to maintain operations and support our distribution network. This could lead to increased borrowing and higher interest expenses. As a result, any extended decline in the housing market or any overall economic downturn could materially and adversely affect our business, financial condition and results of operations.

We may be negatively affected by the cyclicality of the markets and industry in which we operate.

The insurance market in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers, general economic conditions, state regulatory responses to market conditions, the timing of hurricane and storm season and other natural disasters, and other social, economic, and business factors. In a period of decreasing insurance capacity or higher than typical written loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical written loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates, and business might migrate away from the E&S lines market and into the admitted market. This type of market frequently is referred to as a “soft” market. Our results of operations are affected by this cyclicality of the market.

The frequency and severity of natural disasters and timing of significant flood risks, other catastrophic events (such as hurricanes), social inflation, and reductions or increases in insurance capacity can affect the timing, duration, and extent of industry cycles for the product lines we distribute. For example, increasing high-profile flood events, including Hurricane Ida (2021), Hurricane Ian (2022), Hurricane Helene (2024), and Hurricane Milton (2024), tend to raise consumer awareness of flood risk and can increase demand for flood insurance in areas that have, or are believed to have, higher risk of flooding. However, significant increases in insured losses due to increasing frequency and intensity of storms could cause our capacity providers to exit from, or reduce their exposure to, significant flood events and other natural disasters. These catastrophic events can lead to significant losses for capacity providers, prompting them to adjust their risk tolerances. Such conditions can adversely affect our relationships with our capacity providers and could result in a reduction in insurance capacity which could lead to significant operational and financial consequences for us. In contrast, while slower than expected storm seasons can result in lower insured losses experienced by capacity providers, they can also limit demand for flood insurance policies, potentially decreasing our policy sales and, as a result, our commissions and fees and revenues in subsequent periods.

The unpredictability of severity, timing, or duration of these cycles makes it challenging to predict the related responses of insurance carriers and regulators and forecast their impact on our business operations and financial performance. In addition, if our capacity providers experience liquidity problems, insolvency, or other financial difficulties, or do not timely provide required information to us, we could encounter the loss of capacity provider partners, which could lead to reduced capacity and a reduction in our ability to sell our insurance products to our policyholders. These conditions may adversely affect our revenue and make it difficult for us to accurately predict our future results, which could harm our business, financial condition, and results of our operations.

Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by capacity providers, any reductions, volatility, or adverse trends in these premiums or commission rates could adversely impact our revenue and profitability.

The majority of our revenue is derived from commissions set by the capacity providers that underwrite the policies we sell. These commissions are typically calculated as a fixed percentage of the premiums charged to policyholders, making our financial performance sensitive to changes in commission rates year-over-year. As a result, any decline in commission rates, whether driven by market conditions, carrier profitability, or regulatory changes, could materially and adversely affect our business. Capacity providers may face financial challenges stemming from increased claims activity, catastrophic events, rising reinsurance costs, or regulatory changes and, in response, may look to reduce commission rates to manage expenses or may reassess their underwriting profitability, which could also lead to pricing adjustments, tighter underwriting criteria, or reductions in commissions. In addition, economic downturns that result in downward pressure on policy premiums may decrease our commission-based revenue.

Because commissions represent a key source of our income, any reduction in the amounts of these commissions could require us to identify alternative revenue streams, reduce operating expenses, or accept diminished profitability. In addition, failure to effectively adapt to changes in commission structures could hinder our ability to execute our growth strategy and maintain our competitive position in the flood insurance market. Any such impacts could have a material adverse effect on our business, financial condition and results of operations.

Competition in our industry may be intense, including from the NFIP, and if we are unable to compete effectively, then our ability to grow and maintain market share and financial results may be negatively affected.

The flood insurance market is highly competitive, with the NFIP holding approximately 90% of the market share. As the dominant provider, the NFIP benefits from strong federal backing and widespread consumer recognition. Its significant market presence and subsidized pricing in certain areas create challenges for private insurers, including Neptune, to compete effectively. In addition, the private flood insurance market is becoming increasingly competitive, with new entrants and existing players seeking to capture market share. If capacity providers adjust their commission structures to align with competitive pressures or incentivize other MGAs or distributors, we may face reduced commission rates or less favorable terms. Changes in federal or state regulations governing insurance commissions could also cap or reduce allowable commission rates. The NFIP and private competitors could expand market share more rapidly or compete more effectively through innovation, pricing strategies, or expanded distribution networks. Some of these competitors may have greater financial resources, established reputations, or strategic partnerships, which could enable them to attract policyholders or agents at our expense. Competition in this market is driven by, among other things, pricing, technology and regulatory changes, reputation, coverage options, agent preference, and innovation. For example, the NFIP’s subsidized premiums in certain areas and the potential for competitors to undercut prices can limit our ability to compete solely on cost. Alternatively, customers may perceive the NFIP as a safer or more affordable option, even in cases where private insurance offers superior coverage. Adjustments to the NFIP’s pricing, coverage options, or underwriting guidelines could also significantly alter the competitive landscape. If the NFIP were to lower premiums or simplify its processes, private insurers, including Neptune, may face increased difficulty in retaining or growing their policyholder base. In addition, our competitors could differentiate themselves by offering unique or expanded policy features, which could appeal to customers seeking more tailored solutions. If other private insurers utilize advanced technologies or data-driven approaches to provide faster, more accurate risk assessments or enhanced customer experiences, such competitors could challenge our position as a leader in providing private flood insurance, and any inability to match or exceed such offerings could reduce our competitiveness. Finally, independent agents and brokers who distribute Neptune’s policies also represent other insurers, including the NFIP and private competitors. Agents may prioritize insurers that offer higher commissions, simpler processes, or perceived customer benefits, impacting Neptune’s ability to maintain its distribution network. See also “— Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business.” The highly competitive nature of the flood insurance market could result in pricing pressures, reduced policy retention, increased marketing cost, or difficulty acquiring new policyholders. If we are unable to effectively compete with the NFIP or other private insurers, our market share, revenue growth, financial condition, and results of operations could be materially and adversely affected.

Increased commission requirements from our distribution partners could have an adverse impact on our profits.

The majority of our policy sales are generated through third-party distribution agents and brokers, who play an important role in generating sales and expanding our market reach. Most of our revenue is a function of premium volume (policy sales) and commission rates. If our distribution partners increased their commission requirements for any reason, our financial performance could be adversely affected. Several factors could lead to an increase in such commission expenses, including competitive pressures in the market, market conditions, and regulatory changes. Agents and brokers have the flexibility to promote multiple insurance providers, including both private insurers and the NFIP. To remain competitive, we may need to increase commission rates, bonuses, or incentives to retain and attract high-performing third-party partners. In addition, economic downturns or reductions in consumer demand for flood insurance could prompt agents and brokers to negotiate higher commissions to offset lower policy volumes. Finally, future regulations or industry standards could require insurers to adjust commission structures, which may lead to higher payout obligations. Any increase in commission expenses would have an adverse effect on our margins and, if we are unable to offset higher commission costs through pricing adjustments or operational efficiencies, our business, financial condition, and results of operations could be materially and adversely impacted.

We are highly dependent on the services of our senior management team, including our Chief Executive Officer.

The continued success of our business is highly dependent on the expertise and leadership of our senior management team, including Trevor Burgess, our Chief Executive Officer, Chairman of our board of directors, and our largest stockholder, who has been the driving force behind our success since Neptune’s inception. Mr. Burgess has played, and continues to play, a critical role in shaping our strategic direction, fostering key relationships with capacity providers and distribution and agency partners, and driving innovation within our business and the flood insurance industry. Mr. Burgess and our senior management team’s extensive experience in finance, insurance, and technology has been instrumental in our growth and market differentiation. The unexpected loss of Mr. Burgess or other members of our senior management team could disrupt our operations and impact our ability to continue executing our business strategy with the same level of effectiveness. Finding a successor with a comparable vision and capability to maintain the momentum and direction that Mr. Burgess and our senior management team have established for us would present a substantial challenge. Furthermore, Mr. Burgess’ departure could lead to instability within Neptune, potentially affecting the morale and productivity of our team, which has been crucial in our rapid growth and innovation. The potential uncertainty surrounding such a leadership transition could also undermine confidence among our policyholders, partners, and investors as well as other stakeholders who are integral to our continued success and expansion, and any perceived weakening of our leadership could be exploited by our competitors. As a result of their instrumental role in our business, if Mr. Burgess or other members of our senior management team were to discontinue their service to Neptune due to death, disability, or for any other reason, our business, financial condition, results of operations, and growth prospects could be adversely affected.

We may not be able to attract and retain the key employees and highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain talent, which may be difficult due to the intense competition in our industry and the technology industry generally for key employees with demonstrated ability. We rely on a team of highly skilled engineers, data scientists, and other technical professionals who are responsible for the development, enhancement, and maintenance of our proprietary technology. This team’s expertise in ML, geospatial analysis, and data modeling is vital to ensuring our ongoing success and our ability to remain competitive. The loss of key technical talent or critical members of our engineering and data science team could impair our ability to refine our risk assessment capabilities, address evolving market needs, or respond effectively to competitive pressures and could disrupt operations, delay strategic initiatives, and undermine our relationships with capacity providers, agents, and policyholders. Replacing such individuals may require substantial time and resources, and there is no assurance that we could identify suitable candidates with comparable expertise. We also rely on employees with specific licenses. The departure of key licensed individuals could immediately impact our ability to place new business or service existing policies in affected states until we can obtain new individual licenses.

The financial services and technology industries are highly competitive, and the demand for talented professionals in fields such as data science and AI development often exceeds supply. To attract and retain top talent, we must offer competitive compensation, benefits, and growth opportunities or we could be required to replace certain critical employees or hire contractors to fill highly skilled roles while vacant. Rising costs in these areas could increase our operating expenses, while failure to maintain a strong leadership team or technical workforce could impede growth and innovation. Any disruption to our talent pool of key personnel or failure to attract and retain key employees could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Reliance on the Neptune brand is critical to our success, and any failure to maintain or enhance our brand or damage to our reputation could adversely impact our business.

Our brand is a cornerstone of our business, and our reputation is a key factor in attracting policyholders, capacity providers, agents, and other partners. Maintaining a strong and trusted brand is essential to our competitive positioning and long-term success. A weakened brand or damage to our reputation could result in reduced demand for our products, decreased agent engagement, less favorable terms from capacity providers or less desire by capacity providers to partner with us, or challenges in partnering with other key service providers. A decline in brand recognition or policyholder trust could also hinder our ability to stand out in the marketplace and make us less attractive to current and prospective employees relative to our competitors, particularly given the intensely competitive market for highly skilled employees.

Negative publicity and unfavorable opinions or reviews from policyholders, whether related to claims handling, policy terms, policyholder service, underwriting practices, data security breaches, the use of our technology for illegal or objectionable applications (including AI and ML applications that present ethical, regulatory, or other issues), or any other factors could erode trust in the Neptune brand. Also, while we do not have any claims-handling authority, negative experiences related to claims handling or policyholder service could also result in complaints, reduced policyholder retention, or unfavorable online reviews. Delays, denials, or disputes in claims adjudication by TPAs or reinsurers could also be attributed to us, harming our relationships and public image. In addition, issues such as system outages, data breaches, or errors in underwriting and pricing could undermine trust in our brand and products, and any investigations, fines, or lawsuits could damage our reputation with existing policyholders, capacity providers, agents, and other stakeholders as well as our ability to obtain new policyholders, capacity providers and agents. Further, media coverage of any perceived shortcomings, such as allegations of unethical practices, discrimination, or unfair pricing, could erode confidence in our company. Any such adverse impacts on our brand or reputation could lead to decreased policyholder loyalty, reduced policy sales, and challenges in retaining agent and capacity provider relationships.

Moreover, repairing our brand and reputation in the case of any adverse event may be difficult, time-consuming, and expensive. Our failure to quickly respond to and address, or the appearance of our failure to respond to and address, corporate crises and other issues that give rise to reputational risk could significantly harm our brand and reputation, which could result in loss of trust from our policyholders, third-party partners, and employees and could lead to an increase in litigation claims and asserted damages or subject us to regulatory actions or restrictions.

Maintaining and enhancing our brand also requires ongoing investment in marketing, technology, and policyholder experience. If these efforts fail to produce the desired results or if competitors outperform us in brand perception, it could limit our growth opportunities. The loss of confidence in, or any failure to maintain or enhance, the Neptune brand or our reputation could materially and adversely affect our ability to attract and retain policyholders, agents, and partners, thereby negatively impacting our business, financial condition, results of operations, and growth prospects.

In addition, third parties’ use of trademarks and branding similar to ours could materially harm our business or result in litigation or other expenses. We may not be able to adequately prevent such practices, which could harm the value of our business, result in the abandonment, dilution, or invalidity of trademarks associated with our business and adversely affect our results of operations or our financial condition. Heightened competitive pressures that result in a loss of policyholders or a reduction in revenues or revenue growth rates, or failure to successfully maintain, defend, enforce, and enhance our brand and substantial expenses in attempts to maintain, defend, enforce and enhance our brand, could have a material adverse effect on our business, financial condition, and results of operations. See also “— Failure to seek, obtain, maintain, protect, defend, or enforce our intellectual property rights, or allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition, and business.”

Our rapid growth may place significant demands on our resources, systems, and personnel, which could adversely impact our business.

We have experienced rapid growth since our inaugural full year of operations in 2018. Our continued success depends on our ability to effectively manage and sustain this growth and our efforts to expand our operations, policyholder base, and geographic reach can place significant demands on our resources, systems, and personnel.

For example, rapid growth may outpace our existing technical infrastructure, technology, and processes, leading to inefficiencies, delays, or operational disruptions. Inadequate systems to manage policy issuance or agent or policyholder support could harm our reputation and policyholder satisfaction. Growth may also require attracting, hiring, and retaining skilled employees, including engineers, data scientists, and policyholder service representatives, and increased competition for talent in the technology and financial services industries may make it challenging to expand our workforce if needed to support our expansion. See also “— We may not be able to attract and retain the key employees and highly skilled people we need to support our business.”

Further, if we expand into new markets, the complexity of complying with diverse regulatory requirements and managing relationships with agents, capacity providers, and third-party vendors in those markets will increase. Failure to adequately scale operations to address these complexities could limit our ability to grow effectively. If we are unable to manage the demands of our growth effectively, it could result in operational inefficiencies, policyholder dissatisfaction, and financial challenges, which could materially and adversely impact our business, financial condition, results of operations, and growth prospects.

If we cannot maintain our corporate culture as we grow, our business may be harmed.

We believe that our culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy, innovation, efficiency, and employee satisfaction. We have invested substantial time and resources in building our team and we expect to continue to hire as our business expands. As we grow and mature, we may find it difficult to maintain the valuable aspects of our culture. Rapid growth can lead to changes in organizational structure, increased complexity in operations, geographical dispersion, and the need to integrate new employees who may not be familiar with our cultural values. If we are unable to effectively communicate and instill our culture in new hires, or if the pressures of growth lead to a dilution of our cultural principles, our business may suffer.

Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, achieve efficiency, and execute on our business strategy. If we are unsuccessful in recruiting, hiring, training, managing, and integrating new employees, or retaining our existing employees, or if we fail to preserve the valuable aspects of our culture, it could materially impair our ability to attract and support new capacity providers, agent and broker partners, and policyholders, all of which would materially and adversely affect our business, financial condition, and results of operations.

If we are unable to successfully launch additional products or expand our product offerings, including into new domestic and international markets, it may impact our ability to continue to grow revenue.

In the future, we may choose to expand our product offerings, including into international markets. Introducing new insurance products and new or existing product offerings into new markets would allow us to diversify our revenues, attract a broader policyholder base, and increase policyholder retention. Our ability to successfully develop and launch such initiatives is subject to several risks and challenges, including market demand and adoption, regulatory approvals and compliance, competition, operational and technical challenges, and reinsurance and capital constraints.

The success of any new initiative depends on policyholder demand, agent adoption, and overall market conditions. If our new initiatives fail to attract sufficient policyholders or fail to gain traction among distribution partners, they may not generate the revenue we expect. Expanding into new insurance products and new geographies may require approval from state, federal, or other applicable regulators in such geographies, which can be a lengthy and complex process. In addition, established insurers and new market entrants may already offer similar products or introduce competing solutions, making it more difficult for us to differentiate our offerings and gain market share, and any delays, denials, or regulatory changes could also hinder our ability to bring new products to market.

Developing and launching new products and new or existing product offerings into new markets may also require enhancements to our proprietary technology, underwriting models, and policyholder service capabilities. Any shortcomings in these areas could limit the effectiveness of new offerings. New insurance products would also require support from new or existing insurance and reinsurance partners, and if we are unable to secure such additional support or new partnerships on favorable terms or at all, our ability to introduce new products or to enter into new geographies may be limited.

Additionally, when we look to expand our business internationally, we may encounter different regulatory regimes and heightened competition, whether from governmental or other private insurers, that could increase pricing pressures or inhibit our ability to implement our initiatives. As a result, we may not be able to adapt quickly enough to foreign regulatory requirements, certain markets may offer uniquely different risk profiles that we have not previously encountered, local insurers, distribution channels, and regulatory bodies may be unwilling to partner with us, and our experience in the U.S. market may not translate to allow us to effectively compete in international markets. See also “— Changes to the E&S lines regulatory landscape, or a requirement for Neptune to file admitted rates, could have a detrimental impact to our sales, innovation, and ability to grow.”

If we are unable to successfully develop, launch, and scale new products or to expand into new geographies, our ability to generate additional revenue and sustain growth and our business, financial conditions, and results of operations may be materially and adversely affected.

Business or asset acquisitions and dispositions may expose us to certain risks.

We have made acquisitions in the past and may pursue further acquisitions or other strategic transactions, including dispositions and joint ventures, in the future. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt and terms and conditions of required regulatory approvals, including any financial accommodations required by regulators, our ability to satisfy such terms, conditions, and accommodations, the occurrence of any event, change, or other circumstances that could give rise to the termination of a transaction, and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, and no assurance regarding the expected timing of the completion of the acquisition or disposition.

Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic, or other benefits of any transaction. For example, the integration of businesses or employees we acquire may not be as successful as we anticipate, or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance, and tax risks, including difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing policyholders of the acquired entities, difficulties in integrating acquired technologies or systems, unforeseen liabilities that arise in connection with the acquired businesses, or unfavorable market conditions that could negatively impact our expectations for the acquired businesses, as well as difficulties in integrating and realizing the projected results of acquisitions and managing the litigation and regulatory matters to which acquired entities are party. Such difficulties in integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of policyholders) or in our failure to realize anticipated expense-related efficiencies. Risks resulting from future acquisitions may have a material adverse effect on our results of operations and financial condition.

Similarly, dispositions of a business also involve a number of risks, including operational and technology risks of data loss, loss of talent, and stranded costs, which could potentially have a negative impact on our business, results of operations, financial condition, and liquidity. In connection with a business or asset disposition, we may also acquire a concentrated position in securities of the acquirer as part of the consideration, which would subject us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we could be subject to restrictions on our use of proceeds. If we fail to realize the benefits of any disposition, our business, financial condition, and results of operations may be adversely affected.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, reputational harm, or legal liability.

Our operations are dependent upon our ability to protect our personnel and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, cyberattack or other similar incident, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel and the proper functioning of computer, telecommunication, and other related systems and operations. We could potentially lose key executives, personnel, and policyholder data, or experience material adverse interruptions to our operations or delivery of services in a disaster recovery scenario. Such disruption could also result in significant financial losses arising from the inability to process new policies or renew existing ones in a timely manner. Our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged policyholder relationships, or legal liability.

Risks Relating to Data, Intellectual Property and Cybersecurity

We rely on data, technology, and intellectual property, as applicable, from third parties for our pricing models, underwriting engine, and other products, the unavailability or inaccuracy of which could limit the functionality of our products and disrupt our business, and which may also impose limitations on our ability to commercialize our products.

We use data, technology, and intellectual property licensed from unaffiliated third parties in certain of our products and we may license additional third-party data, technology, and intellectual property in the future. Any errors, delays, or defects in this third-party data, technology, and intellectual property could result in errors that could harm our brand and business. In addition, licensed data, technology, and intellectual property may not continue to be available on commercially reasonable terms, or at all. If data providers were to terminate their relationship with us, reduce the quality or quantity of data provided, or experience operational disruptions, our ability to accurately underwrite policies could be compromised, which may lead to increased insurance risk, higher written loss ratios, and reduced profitability. Also, should any third party refuse to license its proprietary information to us on the same terms that it offers to our competitors or enter into exclusive contracts with our competitors, we could be placed at a significant competitive disadvantage. Disputes may arise between us and our licensors regarding the data, technology, and intellectual property licensed to us under any license agreement, including disputes related to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	our compliance with reporting, financial, or other obligations under the license agreement;

●	the amounts of royalties or other payments due under the license agreement;

●	whether and the extent to which we infringe, misappropriate, or otherwise violate intellectual property rights of the licensor that are not subject to the license agreement;

●	our right to sublicense applicable rights to third parties;

●	our right to transfer or assign the license; and

●	the ownership of intellectual property and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

In addition, if regulatory bodies impose stringent requirements on the use and validation of third-party data in underwriting processes and the data provided by our vendors do not meet regulatory standards, we could face fines, penalties, or other regulatory actions. Any changes in regulations that affect the use of third-party data could require us to modify our underwriting models and processes, potentially increasing our operational costs and impacting our profitability.

Further, the loss of our right to use any of this data, technology, and intellectual property, whether due to such third parties failing, being acquired, pivoting their product offerings, or other circumstances, could result in delays in producing or delivering affected products until equivalent data, technology, or intellectual property is identified, licensed, or otherwise procured and integrated. Our business would be disrupted if any data, technology, and intellectual property we license from others were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either attempt to redesign our products to function with data, technology, and intellectual property available from other parties or to develop these components ourselves, which would result in increased costs and could result in delays in product sales and the release of new product offerings. Alternatively, we might be forced to limit the features available in affected products. Any of these results could harm our business, results of operations, and financial condition.

Our business is dependent upon information processing systems. Cybersecurity events, data breaches, cyberattacks, or other similar incidents, as well as defects, interruptions, or other failures, with respect to our or our vendors’ information processing systems and data may hurt our business, damage our reputation, negatively impact policyholder retention and capacity provider relationships, and expose us to financial and legal liabilities.

Our business is highly dependent upon the effective operation of our information processing systems. We also rely on these systems throughout our business for a variety of functions, including collecting, processing, and storing sensitive personal, financial, and policyholder data. Despite the implementation of security and back-up measures, our computer systems and those of our partners and third-party service providers may in the future be vulnerable to system failures, physical or electronic intrusions, computer viruses, social engineering, phishing, software bugs, ransomware, malware, infiltration by unauthorized persons, fraud, usage errors by their respective professionals, theft or misuse, break-ins or other attacks, programming errors, and similar disruptive problems. This is, in part, due to the increased sophistication of such cyberattacks and cyber incidents, the introduction of new technologies, and the continued expansion of the use of internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, results of operations, and financial condition. See also “— We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to an actual or perceived breach in the security of our or our vendors’ information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.”

We also have arrangements in place with our partners and other third-party service providers through which we share and receive information. Our reliance on our vendors and other third-party service providers increases our exposure to cybersecurity risks outside of our direct control, which could also expose us to risk of loss, litigation, and potential liability. For example, we may have limited insight into the data privacy or cybersecurity practices of third-party vendors and providers, including as it relates to our AI algorithms. Also, even if our own security measures remain intact, cyberattacks, data breaches, security incidents, malicious internet-based activities, or other incidents or failures at one of our vendors or third-party service providers could compromise our systems and data. Further, in such a circumstance, we may not receive timely notice of, or sufficient information about, the breach or other incident or failure, or be able to exert any meaningful control of or influence over how and when the breach or other incident or failure is addressed. Any theft, loss, or misappropriation of, or access to, policyholders’ or other proprietary data, or other breach of our third-party service providers’ and vendors’ information technology systems, could disrupt our operations, damage our reputation, result in fines, legal claims, or proceedings, including regulatory investigations and actions, liability for failure to comply with privacy and information security laws, or otherwise result in loss of revenue, fraudulent transactions, loss of policyholders, transaction errors, processing inefficiencies, service reliability, and increased costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Further, the costs of mitigating cybersecurity risks may be significant, including, but not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups, and other damage-mitigation measures. Moreover, the mere perception of a security breach involving us or any part of the insurance services industry, whether or not true, could also damage our business, operations, or reputation or otherwise expose us to potential liability.

Technology continues to expand and plays an ever-increasing role in our business. While it is our goal to safeguard information assets from physical theft and cybersecurity threats, there can be no assurance that our information security will detect and protect information assets from these ever-increasing risks. Information assets include both information itself in the form of computer data, written materials, knowledge, and supporting processes, and the information technology systems, networks, other electronic devices, and storage media used to store, process, retrieve, and transmit that information. As more information is used and shared by our employees, partners and policyholders, both within and outside our company, cybersecurity threats, such as ransomware, phishing, or distributed denial-of-service attacks, become expansive in nature. A cybersecurity event could occur that would cause damage to our reputation with our policyholders and other stakeholders and could have a material adverse effect on our business, results of operations, and financial condition. Such cyberattacks could disrupt our proprietary technology or other critical systems. This could hinder our ability to underwrite policies or support our partners, policyholders, and agents, leading to financial losses and operational downtime. Confidentiality, integrity, and availability of information are essential to maintaining our reputation, legal position, and ability to conduct our operations. Furthermore, as a company subject to privacy and data protection regulations such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) and the Gramm-Leach-Bliley Act (the “GLBA”), any cybersecurity incident could also result in noncompliance penalties, regulatory scrutiny, and lawsuits. See also “— We are subject to evolving laws and regulations on data privacy, data protection, and cybersecurity, which can be complex and conflicting. We may face investigations, fines, and sanctions as a result of our or our service providers’ or partners’ actual or perceived failure to comply with such laws and regulations and incur increased operational costs in order to ensure future compliance” and “— Improper disclosure of confidential, personal, or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks, or other similar incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability, or reputational harm and could have an adverse effect on our business or operations.” Our cyber liability insurance may not be sufficient to protect against all losses we may incur if we suffer significant or multiple attacks. Similarly, while in some cases a service provider may have agreed to indemnify us for certain costs, such indemnifying service provider may refuse or be unable to uphold its contractual obligations.

We rely on technologies to provide services to our policyholders. Policyholders require us to issue our policies in a secure manner, either electronically through our internet website or through direct electronic data transmissions. Accordingly, we invest resources in establishing and maintaining electronic connectivity with policyholders and, more generally, in technological advancements. In addition, if our information technology systems are inferior to our competitors’, existing and potential policyholders may choose our competitors’ products over ours. Our business would be negatively impacted if we are unable to enhance our platform when necessary to support our primary business functions, including to match or exceed the technological capabilities of our competitors. We cannot predict with certainty the cost of maintaining and improving our platform, but failure to make necessary improvements and any significant shortfall in any technology enhancements or negative variance in the timeline in which system enhancements are delivered could have an adverse effect on our business, results of operations, and financial condition. In addition, a natural or man-made disaster or a pandemic could disrupt public and private infrastructure, including our information technology systems. See also “— Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, reputational harm, or legal liability.”

We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to an actual or perceived breach in the security of our or our vendors’ information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.

While we manage some of our information technology systems and some are outsourced to third parties, all information technology systems are potentially vulnerable to damage, breakdown, or interruption from a variety of sources, including but not limited to cyberattacks, ransomware, malware, security breaches, theft or misuse, unauthorized access or improper actions by insiders or employees, sophisticated nation-state and nation-state-supported actors, natural disasters, terrorism, war, telecommunication and electrical failures, or other compromise. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods. Because the techniques used to infiltrate or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures.

We can make no assurances that we will not experience cyberattack or that we will be successful at protecting Neptune from cyberattacks. Any such incident or resulting or other misuse of data could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third-party experts and the purchase of additional security infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. Further, our reliance on cloud computing infrastructure introduces several key risks that could impact our operations and competitive advantage. In particular, our ability to handle growing volumes of policy data and transactions depends on the reliability and capacity of cloud computing providers. Any disruption, outage, or degradation in cloud computing performance — whether due to cyberattacks, technical failures, natural disasters, catastrophic events, terrorism, or other unforeseen events — could impair our ability to operate. Such incidents could result in operational delays, policyholder dissatisfaction, and reputational harm. In addition, if our cloud computing providers fail to meet our evolving performance requirements, we may experience slow response times, decreased efficiency, or service interruptions, potentially affecting policyholder satisfaction and agent productivity. Any such disruption in our platform’s performance due to cloud-related limitations, or failure to maintain our technological edge, could adversely impact our ability to compete effectively. See also “— Reliance on cloud computing exposes us to technological disruptions and potential risks.” In addition, any remediation efforts we undertake may not be successful. The perception that we do not adequately protect the privacy of information of our employees, partners, or policyholders could inhibit our growth and damage our reputation.

If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain aspects of our systems may become more vulnerable to unauthorized access. Cyberattacks and security breaches that affect our partners and policyholders could adversely affect our ability to deliver our products and otherwise conduct our business and could put our systems at risk.

We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose policyholders, adversely impact our operations and operating results, and require us to incur significant expense to address and remediate or otherwise resolve such issues. In order to maintain the level of security, service, compliance, and reliability that our policyholders and applicable laws require, we may be required to make significant additional investments in our information technology systems on an ongoing basis.

Infringement, misappropriation, dilution, or other violations of our intellectual property or other proprietary information by third parties could harm our business.

We believe our intellectual property has significant value and is critical to our competitive advantage and market position. Our underwriting engine, Triton, and our policy management system, Poseidon, were built entirely in-house and form the backbone of our operations. Our Triton platform incorporates patented features. Both platforms’ proprietary algorithms enable us to evaluate flood risk with precision and efficiency. Similarly, our advanced ML models and predictive analytics tools, developed entirely in-house, are essential to our ability to provide instant, accurate underwriting decisions and competitive pricing. These models are built and maintained exclusively within Neptune, ensuring we maintain full control over their development and evolution. If third parties were to infringe upon, misappropriate, or otherwise violate these systems and models, or if our proprietary technology or processes were compromised or became publicly accessible, it could compromise our ability to offer differentiated products and services in the flood insurance market, diminish the value of our brand, undermine our competitive position, reduce our market shares, and adversely affect our business, particularly against well-funded competitors or emerging flood insurance companies.

The effectiveness of intellectual property protections, such as patents, trademarks, and copyrights, depends on the legal systems of the jurisdictions where we operate. If we expand our operations into additional jurisdictions, including internationally, certain regions may have limited or inconsistent enforcement, or otherwise fail to provide the same level of protection of our proprietary and confidential information as do the laws of the United States, increasing the risk of unauthorized use or disclosure, infringement, misappropriation, or other violation of our intellectual property, even if contractual restrictions exist surrounding use of our intellectual property. Additionally, we cannot guarantee that future patent, copyright, trademark, or service mark registrations for any pending or future applications will issue, or that any registered patents, copyrights, trademarks, or service marks will be valid, enforceable, sufficiently broad in scope, or provide adequate protection of our intellectual property and other proprietary rights. The United States Patent and Trademark Office requires compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent and trademark registration process and after a registration has issued. For example, there are situations in which noncompliance can result in abandonment or cancellation of a trademark filing, resulting in partial or complete loss of trademark rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market under or acquire identical or similar brands, trademarks, service marks, or other intellectual property or other proprietary rights, or otherwise violate or diminish the value of our trademarks and our other intellectual property and proprietary rights. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively.

Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors and other third parties may infringe on, misappropriate, or otherwise violate our intellectual property, which could weaken our competitive position and erode our market share. Detecting and addressing intellectual property infringement may require costly litigation or enforcement actions, with no guarantee of favorable outcomes, and, in the course of litigation, such competitors and other third parties may attempt to challenge the breadth of our rights or ability to prevent others from using similar marks or designs or invalidate our intellectual property. If such challenges were to be successful, having less ability to prevent others from using similar marks or designs may ultimately result in a reduced distinctiveness of our brand in the minds of consumers. Defending or enforcing our trademark rights, branding practices and other intellectual property could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results, even if such defense or enforcement is ultimately successful. Even though competitors occasionally may attempt to challenge our ability to prevent infringers from using our marks, we are not aware of any challenges to our right to use.

Furthermore, as we continue to innovate and expand, there is a risk that third parties may assert claims that our proprietary technology or other aspects of our business infringe on their intellectual property rights. Defending against such claims, even if unfounded, could result in costly litigation, operational disruptions, or the need to modify or cease using certain technologies. An unfavorable ruling could lead to monetary damages or licensing fees, negatively impacting our financial position.

Failure to seek, obtain, maintain, protect, defend, or enforce our intellectual property rights, or allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition, and business.

Our success and ability to compete depends in part on our ability to seek, obtain, maintain, protect, defend, and enforce our intellectual property rights, including with respect to our proprietary technology and our brand. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent protection, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, policyholders, strategic partners, and others. It is our policy to enter into agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how or trade secrets owned or held by us, including confidentiality and invention assignment agreements with our employees, consultants, and contractors. Such protective steps may be ineffective or inadequate to deter infringement, misappropriation, or other violations of our proprietary information or other intellectual property. For example, our competitors and other third parties may design around our intellectual property, independently develop similar or superior intellectual property, or otherwise duplicate or mimic our platform or products in a manner that does not violate our intellectual property rights, such that we would not be able to successfully assert our intellectual property rights or other proprietary rights against them. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Policing unauthorized use of our intellectual property is difficult, expensive, and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.

In addition, even if we initiate litigation against third parties such as suits alleging infringement, misappropriation, or other violations of our intellectual property, we may not prevail. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being canceled. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition, and results of operations. See also “— Infringement, misappropriation, dilution, or other violations of our intellectual property or other proprietary information by third parties could harm our business.”

Our trademarks are valuable assets that support our brand and perception of our platform and products and distinguish our platform and products from those of our competitors. We have registered or applied to register many of these trademarks. Third parties may also oppose our trademark applications or otherwise challenge our use of such trademarks, and our trademarks may be circumvented or declared generic. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. Moreover, third parties may file first for our trademarks in certain countries. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition in those jurisdictions. If we are unable to protect our trademarks as well as our internet domain names in the United States or in other jurisdictions in which we may ultimately seek to operate, our brand recognition and reputation would suffer, we would incur significant re-branding expenses, and our results of operations could be adversely impacted.

Moreover, third parties may challenge, invalidate, or circumvent our intellectual property and other proprietary rights, or otherwise assert rights therein or ownership thereof, including through administrative processes or litigation, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Furthermore, third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation, or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments, and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products, or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time, and divert management’s resources, time, and attention from other business concerns. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Furthermore, successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe, misappropriate, or otherwise violate the rights of others, or require us to purchase licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, or we may be required to pay significant licensing payments or royalties, which would increase our operating expenses, or require us to redesign our platform or other products, or functionality therein, any of which could adversely affect our business, financial condition, and results of operations.

Improper disclosure of confidential, personal, or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of security breaches, cyberattacks, or other similar incidents with respect to our or our vendors’ systems, could result in regulatory scrutiny, legal liability, or reputational harm and could have an adverse effect on our business or operations.

We maintain confidential, personal, and proprietary information relating to policyholders and agents, including their names, addresses, phone numbers, and emails. We are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third-party vendors. Any improper disclosure, data breach, or failure to comply with privacy and data protection laws could expose us to significant risks, including regulatory penalties, legal liabilities, and reputational damage. Cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems, and similar incidents could disrupt the security of our internal systems and business applications, impair our ability to provide our products to our policyholders and protect the privacy of their data, compromise confidential business information, or result in intellectual property or other confidential or proprietary information being lost or stolen, including partner, policyholder, employee, or company data, which could harm our competitive position or otherwise adversely affect our business. Cyber threats are constantly evolving, which makes it more difficult to detect cybersecurity incidents, assess their severity or impact in a timely manner, and successfully defend against them.

We maintain policies, procedures, and technical safeguards designed to protect the security and privacy of confidential, personal, and proprietary information. Nonetheless, we cannot eliminate the risk of human error or guarantee our safeguards against employee, vendor, or third-party malfeasance. It is possible that the steps we follow, including our security controls over personal data and training of employees on data security, may not prevent improper access to, disclosure of, or misuse of confidential, personal, or proprietary information. Policyholders, agents, and partners trust us to protect their data. Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules, regulations, and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability, or adverse publicity. If our public statements about our use, collection, disclosure, and other processing of personal information — whether made through our privacy policies, information provided on our website, press statements, or otherwise — are alleged to be deceptive, unfair, or misrepresentative of our actual practices, we may be subject to potential government investigations and enforcement actions, including by the United States Federal Trade Commission (the “FTC”) or relevant state attorneys general. Any incident involving improper disclosure or misuse of confidential, personal, or proprietary information — whether due to cyberattacks, internal errors, or third-party service provider failures — could erode confidence in our brand, create legal exposure, subject us to legal liability, reduce policyholder retention, and attract negative media attention. See also “— Our business is dependent upon information processing systems. Cybersecurity events, data breaches, cyberattacks, or other similar incidents, as well as defects, interruptions, or other failures, with respect to our or our vendors’ information processing systems and data may hurt our business, damage our reputation, negatively impact policyholder retention and capacity provider relationships, and expose us to financial and legal liabilities” and “— We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks to operate our business. Any significant system or network disruption due to an actual or perceived breach in the security of our or our vendors’ information technology systems could have a negative impact on our reputation, regulatory compliance status, operations, sales, and operating results.”

Data privacy is subject to frequently changing laws, rules, and regulations in the various jurisdictions in which we operate. We are subject to an evolving, and sometimes conflicting, landscape of privacy regulations, including the CCPA and the GLBA, which impose stringent requirements on data handling or other processing, security, and transparency. Noncompliance with these laws, and other laws, rules and regulations to which we are subject, could result in fines, penalties, enforcement actions, or costly litigation. Additionally, legislators in the U.S. are proposing new and more robust cybersecurity legislation in light of the recent broad-based cyberattacks at a number of companies. Continuing to maintain compliance with evolving privacy and data protection laws and regulations requires significant time, resources, and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business. Our actual or perceived failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in financial losses, legal liability, or damage to our reputation in the marketplace. See also “— We are subject to evolving laws and regulations on data privacy, data protection, and cybersecurity, which can be complex and conflicting. We may face investigations, fines, and sanctions as a result of our or our service providers’ or partners’ actual or perceived failure to comply with such laws and regulations and incur increased operational costs in order to ensure future compliance.”

Finally, because the interpretation and application of many privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, criminal penalties, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and features, which could have an adverse effect on our business. Furthermore, we may also be required to disclose personal information pursuant to demands from individuals, regulators, government authorities, and law enforcement agencies in a variety of jurisdictions with conflicting laws and regulations. Such disclosure may result in adverse media coverage and harm our brand and reputation, leading to loss of policyholders, which can result in adverse impact on our business, financial condition, and share price.

The confidentiality and invention assignment agreements that we enter into with our employees, consultants, and contractors involved in the development of intellectual property may not provide meaningful protection for our trade secrets or other confidential information, and if we are unable to protect the confidentiality of our trade secrets or other confidential information, the value of our platform and products and our business and competitive position could be materially adversely affected.

We rely heavily on trade secret laws and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including our platform and products and to maintain our competitive position. With respect to our platform and products, we consider trade secrets and know-how to be one of our primary sources of intellectual property. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other confidential information in part by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees, contractors, consultants, and other third parties who develop intellectual property on our behalf or who may have access to our proprietary information, know-how, or trade secrets. These confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. These agreements may not be self-executing or otherwise sufficient and may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur, or we may not have executed, or may in the future fail to execute, invention assignment agreements with employees, contractors, consultants, and third parties who may be involved in the development of our intellectual property. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, results of operations, and financial condition. In particular, a failure to protect our confidential information may allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

Furthermore, individuals executing agreements with us may have preexisting or competing obligations to third parties, and thus an agreement with us may be ineffective in perfecting ownership of intellectual property developed by those individuals. We may in the future become subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or be enjoined from using certain technology, aspects of our platforms, aspects of our programs, or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

In addition to contractual measures, we seek to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant, or other third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, consultant, contractor, or other third party from misappropriating our trade secrets and providing them to a competitor, and the recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our intellectual property, trade secrets, or confidential information will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our platform and programs that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. Trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may otherwise become known or be independently developed by others, including our competitors, in a manner that could prevent legal recourse by us.

Our platform contains third-party open-source software components, which may entail greater operational risks than use of third-party commercial software.

Our platform contains software modules licensed by third-party providers and authors under “open-source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform, leading to greater cybersecurity risks.

Some open-source licenses contain requirements that the licensee makes available source code for modifications or derivative works we create based upon the type of open-source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

We expect that we will monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend, but we cannot provide assurance that our processes for controlling our use of open-source software will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation, infringement or other liability, or be required to seek costly licenses from third-parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business and operations. Moreover, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to operate our platform. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. The risks associated with our use of open-source software described above can result in adverse impact on our reputation, business, and operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property and other proprietary rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop a platform or other technology that is similar to our Triton platform, but that is not covered by the claims of our issued patent;

●	others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;

●	we might not have been the first to invent the inventions covered by our issued patent;

●	we might not have been the first to file the patent application covering our issued patent or future patents;

●	it is possible that any patent applications we may file in the future will not lead to issued patents;

●	others may have access to the same intellectual property rights licensed to us on a non-exclusive basis in the future;

●	our issued patent or any future patents we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development (“R&D”) activities in countries where we do not have patent rights, or in countries where R&D safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	ownership, validity, or enforceability of our issued patent may be challenged by third parties;

●	patent enforcement is expensive and time-consuming and difficult to predict, thus we may not be able to enforce our issued patent or future patents against a competitor;

●	we may choose not to file a patent for certain inventions, instead choosing to rely on trade secret protection or know-how, and a third party may subsequently file a patent covering such intellectual property; and

●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Should any of these events occur, it could significantly harm our business, financial condition, and results of operations.

Risks Relating to Regulatory and Legal Matters

The insurance business is extensively regulated, and changes in regulation may reduce our profitability and limit our growth.

We operate in a highly regulated industry, subject to regulatory oversight in the 50 states and Washington, D.C., where we are qualified to do business, and regulatory factors at the federal and state level may impact our ability to sell insurance policies. This extensive regulatory framework governs consumer protections and data security, exposing our business to significant litigation and compliance risks. Any failure to meet these requirements as a result of our or our service providers’ or partners’ actual or perceived failure to comply with such laws and regulations or allegations of noncompliance can result in fines, penalties, or operational restrictions. Regulators may scrutinize the underwriting and pricing decisions made by our proprietary Triton platform, potentially raising concerns about transparency, accuracy, or adherence to applicable laws. Failure to comply with applicable regulations or to obtain or maintain appropriate authorizations or exemptions under any applicable laws could result in restrictions on our ability to conduct business or engage in activities regulated in one or more jurisdictions in which we operate and could subject us to fines, injunctions, and other sanctions that could have a material adverse effect on our business, results of operations, and financial condition. In addition, the nature and extent of regulation could materially change, which may result in additional costs associated with compliance with any such changes, or changes to our operations that may be necessary to comply, any of which may have a material adverse effect on our business. State insurance regulatory authorities have broad administrative powers, which at times are coordinated and communicated across regulatory bodies. These administrative powers include, but are not limited to:

●	licensing companies and agents to transact business;

●	regulating certain premium rates;

●	reviewing and approving policy forms;

●	regulating discrimination in pricing, coverage terms, and unfair trade and claims practices, including payment of inducements;

●	establishing and revising statutory capital and reserve requirements and solvency standards;

●	evaluating enterprise risk to an insurance company;

●	approving changes in control of insurance companies;

●	restricting the payment of dividends and other transactions between affiliates;

●	regulating the types, amounts, and valuation of investments; and

●	restricting, pursuant to state monoline restrictions, the types of insurance products that may be offered.

State insurance regulators and the National Association of Insurance Commissioners regularly re-examine existing laws and regulations, which may lead to modifications to statutory accounting principles, interpretations of existing laws, and the development of new laws and regulations applicable to insurance companies and their products. Changes in regulations or heightened scrutiny of underwriting practices or E&S lines could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Litigation often arises from claims activity. Even though we do not directly handle or adjudicate claims, legal disputes related to denied or delayed claims under policies sold through our platform may incorrectly name us as a party, resulting in reputational damage and legal expenses. Litigation may also involve underwriting decisions, where Triton’s algorithms could be challenged for perceived inaccuracies, discrimination, or noncompliance with regulatory standards. Such disputes can lead to court-mandated changes to our processes, financial liabilities, and reputational harm. The scale and reach of our business can also expose us to the risk of class-action lawsuits or consumer protection claims alleging unfair practices or misleading disclosures. Legal proceedings tied to these allegations, whether substantiated or not, can result in significant financial liabilities, disruption to operations, and erosion of policyholder trust.

While we operate as a private flood insurer, changes in NFIP regulations can impact our business. For example, the implementation of Risk Rating 2.0 by the NFIP aims to align premiums more closely with actuarial accuracy by increasing rates for most policyholders. Similar changes could affect the competitive landscape and influence policyholder behavior, potentially impacting our market share and profitability.

As a provider of flood insurance, we are particularly sensitive to regulations related to climate change and natural disasters. Due to the frequency and intensity of the natural disasters related to climate change, government and regulatory bodies may introduce new regulations aimed at mitigating the impact of natural disasters. These regulations could include stricter building codes, mandatory insurance requirements, or incentives for risk mitigation measures. Such regulations could increase our service providers’ or partners’ compliance costs and operational complexity. Further, a substantial legal liability or a significant regulatory action against us could have a material adverse effect on our business, results of operations, and financial condition. It is possible that we could become subject to future investigations, regulatory actions, lawsuits, or enforcement actions, which could cause us to incur legal costs and, if we were found to have violated any laws or regulations, require us to pay fines and damages, perhaps in material amounts, and result in injunctions and other sanctions. Increased regulatory scrutiny and any resulting investigations or legal proceedings could result in new legal precedents and industry-wide regulations or practices that could have a material adverse effect on our business, results of operations, and financial condition. Moreover, even if we ultimately prevail in such litigation, regulatory action, or investigation, we could suffer significant reputational harm and incur significant legal expenses, which could have a material adverse effect on our business, results of operations, and financial condition. We cannot predict the ultimate outcomes of any future investigations, regulatory actions, or legal proceedings. Additionally, our carrier partners are regulated by state insurance departments for solvency issues and are subject to reserve requirements. We cannot guarantee that all carriers with which we do business comply with regulations instituted by state insurance departments. For example, if our carrier partners are perceived as unstable or financially weak, they may face increased regulatory scrutiny, which could result in restrictions on their operations or additional compliance requirements. This could further impact their ability to support our business and lead to operational disruptions. If our carriers are unable to adapt to these regulatory changes, it could lead to a reduction in their capacity or willingness to partner with us, thereby affecting our ability to operate and expand our business and maintain existing policies. We may need to expend resources to address questions or concerns regarding our relationships with these insurers, diverting management resources away from operating our business, which could have an adverse impact on our business.

Reform or repeal of the Biggert-Waters Act could materially reduce sales.

The Biggert-Waters Act of 2012 defined “private flood insurance” as an insurance policy that meets certain criteria and mandated that the NFIP establish actuarially sound premium rates; following its adoption, the NFIP’s premium rates increased. Thereafter, as part of the Consolidated Appropriations Act of 2014, Congress prohibited FEMA from implementing section 207 of the Biggert-Waters Act, effectively stopping certain rate increases while new law was developed to address concerns about increased rates. In 2014, Congress passed the Homeowner Flood Insurance Affordability Act of 2014, which repealed certain provisions of the Biggert-Waters Act, thereby restoring certain subsidies and “grandfathering” of certain properties, and also implemented limits on certain NFIP rate increases, implemented an annual surcharge on all policyholders, and mandated FEMA conduct an affordability study to explore ways to make flood insurance more affordable for policyholders. In addition to the mandates relating to NFIP rates, the Biggert-Waters Act and the related regulations required federally-regulated lending institutions to accept private flood insurance policies that meet certain criteria in satisfaction of flood regulations governing a federally-related mortgage loan secured by a building located in an SFHA.

Subsequently, in 2021, FEMA continued to modify NFIP’s approach to pricing by launching Risk Rating 2.0, a pricing methodology aimed at better aligning premiums with the risk profile of a given property. Under Risk Rating 2.0, NFIP policyholders became subject to limits on annual rate increases of up to 18%, the maximum allowed under congressional caps, until their premiums reach full risk-based levels. In addition, certain executive orders have been adopted in 2025 that have rescinded the Federal Flood Risk Management Standard Policy and established a bipartisan FEMA Review Council tasked with reforming and streamlining the U.S. emergency management and disaster response system. To date, these developments have not had any impact on the provisions of the Biggert-Waters Act that established the private flood insurance market, but a weakening or repeal of, or future legislation or executive action addressing, the mandatory acceptance provisions included in the Biggert-Waters Act or the related regulations could result in fewer sales if lending institutions subsequently choose not to accept private flood policies in satisfaction of the regulation. Further, if NFIP’s implementation of Risk Rating 2.0 is tolled or delayed or Congress elects to continue to subsidize the NFIP consistent with historic levels, it could limit our potential growth opportunities relating to existing NFIP policyholders. In addition, adjustments to NFIP’s pricing, coverage options, or underwriting guidelines, whether through amendments or modifications to the Biggert-Waters-Act or otherwise, could also significantly alter the competitive landscape. If any of such developments occur, it could materially and adversely affect our business, financial condition, and results of operations.

Changes to the E&S lines regulatory landscape, or a requirement for Neptune to file admitted rates, could have a detrimental impact to our sales, innovation, and ability to grow.

We operate in the E&S lines market, which allows for greater flexibility in underwriting, pricing, and product innovation compared to the admitted insurance market. E&S insurers are not required to file rates and forms with state regulators in the same manner as admitted carriers, enabling us to adapt quickly to market conditions and policyholder needs.

Regulatory changes affecting the E&S market or the imposition of admitted-market requirements on Neptune could have a material and adverse impact on our business. If we are required to file and receive approval for our rates and policy forms in certain states, it could significantly slow our ability to adjust pricing based on evolving risk factors and our proprietary models and technology platform. This would limit our flexibility and responsiveness to competitive and climate-related changes and could require us to make changes to our pricing structure. In addition, the E&S market’s ability to rapidly introduce new coverage options and adjust terms is a key advantage. If regulatory changes require us to comply with admitted-market filing processes, our product development cycles could be delayed, reducing our ability to respond to emerging policyholder needs. Further, many of our competitors and potential competitors operate within the admitted insurance market and have already built compliance frameworks for rate and form filings. If we are required to transition to an admitted structure, we may face increased operational costs and administrative burdens that could reduce our competitive advantage. Some states may also introduce new regulations limiting the use of E&S carriers or requiring E&S lines insurers to meet additional compliance thresholds. If states impose restrictions that force more policies into the admitted market, our ability to underwrite and sell flood insurance through the E&S structure could be limited. Changes in E&S regulations may also affect how insurance and reinsurance partners evaluate risk-taking arrangements. Stricter regulatory oversight could lead to increased capital requirements or changes in reinsurance terms, impacting our ability to secure or grow risk-taking partnerships. If regulatory changes restrict the advantages of the E&S market or require Neptune to file admitted rates, it could hinder our ability to innovate, slow our sales growth, and impose additional costs that could materially and adversely affect our business, financial condition, and results of operations.

Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business.

As an MGA, we are subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions in which we operate. These licenses are subject to periodic renewal and compliance with jurisdiction-specific regulations, including recordkeeping, tax reporting, and E&S lines filing requirements. Any failure to meet these obligations could result in fines, penalties, or suspension of our licenses, which would impair our ability to operate in affected jurisdictions.

Our operations as both an MGA and E&S lines broker subject us to complex, overlapping licensing requirements that could have an adverse impact on our business if not maintained. This dual role subjects us to distinct but overlapping regulatory frameworks, increasing both compliance complexity and operational risk. Some states require separate licenses for MGA and E&S lines activities, while others may combine these authorities under different licensing structures.

Additionally, certain employees who provide customer service or interact with policyholders are required to obtain and maintain individual insurance producer licenses in compliance with state regulations. These licenses require passing state examinations, completing continuing education courses, and adhering to ethical standards. Many states also restrict E&S lines broker licenses to individuals rather than agencies. Our ability to operate in these jurisdictions depends entirely on maintaining employed individuals who hold these personal licenses. The departure of key licensed individuals could immediately impact our ability to place new business or service existing policies in affected states until we can obtain new individual licenses. This creates operational risk, as the process of obtaining new individual licenses can be time-consuming, potentially creating business interruptions. As a result, failure by any of our licensed employees to meet these requirements could limit our ability to provide customer service or result in regulatory action.

The variation in licensing requirements across states increases administrative complexity and costs. Monitoring and managing compliance for both agency and individual licenses requires significant investment in resources and systems. Any oversight, such as missed renewal deadlines or failure to meet state-specific reporting requirements, could result in lapses or disciplinary action. Loss or suspension of licenses in key markets could significantly impact our revenue and growth prospects, particularly in states that represent a substantial portion of our business. Additionally, lapses in individual licensing could expose Neptune to liability if unlicensed employees inadvertently engage in regulated activities.

The regulatory landscape governing insurance licensing is continually evolving, and new or modified requirements could impose additional compliance burdens or restrict our ability to operate in certain jurisdictions. Maintaining licensing compliance requires significant ongoing investment in personnel, training, and systems, and these costs may increase as regulations evolve or our business expands. We also depend on third-party service providers to assist with certain aspects of our licensing compliance and any failures by these providers could result in inadvertent non-compliance with licensing requirements. In addition, as we expand into new markets or offer new products, we may face additional licensing requirements or heightened regulatory scrutiny, which could impede our growth strategies.

Finally, as an MGA, we must verify that our sub-producers maintain required licenses and comply with the conditions of our delegated binding authorities. Failure to oversee the license status of our sub-producers could result in termination of carrier relationships and/or increased regulatory risk.

These licensing requirements are complex, vary by state, and impose ongoing obligations that are critical to maintaining our ability to conduct business. While we strive to maintain all required licenses, we cannot assure that we will be able to maintain them in the future or obtain additional licenses as needed, and any such failure or lapses in compliance could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Our role in collecting and paying E&S lines taxes exposes us to financial, operational, and regulatory risks.

As an E&S lines broker, we are responsible for collecting and remitting E&S lines taxes on behalf of our policyholders to various state authorities. This process requires strict compliance with state-specific tax laws, accurate recordkeeping, and timely payments.

Any errors, delays, or omissions in the collection or payment of E&S lines taxes could result in penalties, fines, or interest charges. State regulators may also audit our tax compliance practices, and any findings of noncompliance could lead to further penalties or reputational harm. E&S lines tax requirements also vary by state, adding complexity to our operations. Misinterpretation of state laws, calculation errors, or failures in tracking transactions across jurisdictions could result in underpayment or overpayment of taxes, disrupting cash flow and increasing administrative burdens.

Our role in handling funds for E&S lines taxes could make us liable for any unpaid taxes. Disputes with policyholders or state authorities over tax amounts or remittance could result in financial losses and damage to our reputation. Proper management of E&S lines taxes is critical to maintaining compliance and avoiding financial and operational disruptions. Any failure to do so could materially and adversely affect our business, financial condition, and results of operations.

Regulatory and licensing requirement changes could disrupt operations or increase compliance costs and restrict our ability to conduct our business.

The flood insurance industry operates within a complex and evolving regulatory environment, encompassing federal, state, and local laws. Changes to these regulations could significantly impact our business model, operational costs, and competitive position.

Dramatic policy changes to the NFIP are possible. Any modifications to the NFIP’s pricing structure, underwriting guidelines, or subsidy programs could alter the competitive landscape in which we operate. For example, if the administration were to implement measures to lower NFIP premiums or expand coverage options, private flood insurance providers like Neptune could face heightened competitive pressures. Conversely, reductions in NFIP subsidies could drive more customers to seek private market solutions, creating both opportunities and operational challenges.

Regulatory changes at the federal level, including those affecting floodplain mapping, risk assessment standards, and lender requirements, could also create uncertainty for private insurers. For example, changes to FEMA’s flood zone designations or its risk rating methodologies could affect how we evaluate and price flood risk, necessitating costly updates to our proprietary technology. Additionally, prolonged regulatory uncertainty could discourage banks or other lenders from accepting private flood insurance policies, further limiting market growth. Changes to Standard Flood Insurance Policy forms or requirements could also necessitate swift adjustments to our processes and systems, potentially increasing compliance costs and operational risks. These dependencies make our business sensitive to potential federal policy shifts. Further, while federal policies dominate the flood insurance market, state regulators also play a significant role in governing private insurers. Variability in state-level requirements for rate filings, consumer protections, and policy approvals can add complexity and cost to our operations.

Additionally, we are subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions where we operate. These licenses are subject to periodic renewal and compliance with state- and jurisdiction-specific regulations, including recordkeeping, tax reporting, and E&S lines filing requirements. For example, a significant portion of our business is concentrated in Florida, Texas, and Louisiana, collectively representing more than 49% of our policies in force as of September 30, 2025. The insurance business is primarily a state-regulated industry, and therefore, state legislatures may enact laws that adversely affect the insurance industry. Because our business is concentrated in these states, we face greater exposure to unfavorable changes in regulatory conditions in Florida, Texas, and Louisiana than insurance intermediaries whose operations are more diversified through a greater number of states. Unfavorable changes to regulatory conditions in Florida, Texas, and Louisiana could harm our business, financial condition, and results of operations. See also “— Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business” for further discussion.

As a result, any significant shifts in federal or state regulations — particularly those related to the NFIP — could materially and adversely affect our business, financial condition, and results of operations.

Changes in federal and state tax laws, or interpretations thereof, could materially and adversely affect our financial performance.

Neptune is subject to federal and state income taxes, including in Florida where our headquarters are located and in numerous other states where we sell policies. The complexity and variability of tax regulations, combined with the potential for legislative or administrative changes, expose our business to significant tax-related risks.

Federal and state governments periodically enact changes to income tax rates, tax deductions, credits, and other provisions. Increases in corporate income tax rates or reductions in available deductions could materially increase our tax obligations. For example, legislative proposals to raise federal corporate tax rates or broaden the tax base could significantly impact our profitability.

In addition, as we operate in multiple states, Neptune is subject to varying tax regimes and reporting requirements. States may impose additional taxes, which could increase our compliance burden and tax liabilities. Changes in Florida’s tax laws or in other key states where we sell policies could disproportionately affect our financial results. Differences in state tax laws and interpretations can also result in disputes with tax authorities, audits, and potential assessments for unpaid taxes, penalties, or interest. Additionally, changes in enforcement practices or increased scrutiny from federal or state tax agencies could lead to greater compliance costs and risks of financial penalties. Further, changes to tax laws or regulations may be enacted with retroactive effect, resulting in unexpected liabilities. Similarly, unanticipated changes in tax policy could disrupt our financial planning and operational strategies, potentially impacting cash flow and investment decisions.

The need to comply with diverse tax laws across multiple jurisdictions adds administrative complexity and costs and we must allocate resources to ensure compliance with filing requirements, tax payments, and reporting standards, diverting attention and resources from core business activities. The dynamic and often unpredictable nature of tax regulation increases the risk of adverse impacts, particularly as we continue to look to expand our operations into additional jurisdictions. As a result, tax policy changes or increased tax liabilities could materially and adversely affect our business, financial condition, and results of operations.

We are subject to evolving laws and regulations on data privacy, data protection, and cybersecurity, which can be complex and conflicting. We may face investigations, fines, and sanctions as a result of our or our service providers’ or partners’ actual or perceived failure to comply with such laws and regulations and incur increased operational costs in order to ensure future compliance.

Our collection, use, retention, protection, disclosure, transfer, and other processing of personal data subject us to laws and regulations on data protection in multiple jurisdictions, which are often evolving and sometimes conflicting. There is uncertainty and inconsistency in how these data protection and privacy laws and regulations are interpreted and applied, and they continue to evolve in ways that could adversely impact our business. These laws have a substantial impact on our operations in the United States. Further, we are subject to certain federal, state, and international regulations related to cybersecurity, including the NYDFS 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies.

We may also be considered a financial institution under the GLBA. The GLBA regulates, among other things, the use of personal information (“non-public personal information” under the GLBA) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers, to implement and maintain physical, administrative, and technological measures to protect the security of non-public personal information.

Furthermore, in the United States, federal and state lawmakers and regulatory authorities have increased their attention to the collection and use of consumer data. For example, certain states in the United States have enacted stringent privacy and data protection legislation and regulations, such as the CCPA, which gives California residents the right to access and request deletion of their personal data, opt out of the sale of personal data, and receive detailed information about how their personal data is processed, and which provides a private right of action for certain data breaches involving the loss of personal data. The California Privacy Rights Act modified the CCPA by expanding consumers’ rights with respect to certain personal data and creating a new state agency to oversee implementation and enforcement efforts. Another example is the Virginia Consumer Data Protection Act, which regulates how businesses collect and share personal information. Several other states have passed comprehensive privacy laws similar to the CCPA. Like the CCPA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of the provisions of these laws may apply to our business activities. Additionally, state laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we may become subject, if enacted, which may add additional complexity, conflicting requirements, additional restrictions, and potential legal risk. The existence of comprehensive privacy laws in various jurisdictions will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

We also send marketing messages via email and are subject to the Controlling the Assault of Non-Solicited Pornography And Marketing Act (the “CAN-SPAM Act”). The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC and/or state regulators and attorneys general seeking civil penalties against us.

Additionally, depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our policyholder data, we may also have obligations to notify policyholders and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class action settlement. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Although we may have contractual protections with our vendors, any actual or perceived security breach, incident, or compromise could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on cybersecurity and in responding to any such actual or perceived breach, incident, or compromise. Any contractual protections we may have from our vendors may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. Moreover, changes in the laws and regulations that govern our collection, use, and disclosure of policyholder data and offering of products to new jurisdictions could impose additional requirements with respect to the retention and security of policyholder data and could limit marketing activities. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises policyholder data. Our failure to comply with data protection laws or the improper disclosure of our own confidential business information or sensitive policyholder information could have an adverse effect on our reputation, business, operating results, financial condition, and share price.

Our business is subject to risks related to legal, governmental, and regulatory proceedings.

In the normal course of business, we may be subject to regulatory and governmental investigations and civil actions, litigation, and other forms of dispute resolution. In addition, we may become involved in litigation and arbitration concerning our rights and obligations under insurance policies issued by our capacity providers to third parties. Additionally, from time to time, various regulatory and governmental agencies may review our transactions and practices in connection with industry-wide and other inquiries. Such investigations, inquiries, or examinations could in the future develop into administrative, civil, or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution, or alterations in our business practices, and could result in additional expenses, limitations on certain business activities, and reputational damage.

We and our officers and directors may also become subject to a variety of additional types of legal disputes brought by holders of our securities, policyholders, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification, and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages, or other penalties. These matters could be highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have a material adverse effect on our financial condition or results of operations.

Risks Related to Financial and Accounting Matters

We will incur significant costs and management resources as a result of operating as a public company.

As a public company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act and the Dodd-Frank Act. In addition, the NYSE listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. Among other things, as a public company we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements, and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company. Compliance with these rules and regulations will require us to hire additional financial reporting, internal controls, and other finance personnel, and has involved a material increase in regulatory, legal, and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain and maintain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors. We expect a substantial increase in legal, accounting, insurance, and certain other expenses incurred to comply with these additional regulatory and other requirements in the future, which will negatively impact our business, results of operations, and financial condition.

Changes in accounting principles and financial reporting requirements could impact our consolidated results of operations and financial condition.

Our financial statements are prepared in accordance with GAAP, which are periodically revised. Changes in accounting principles and financial reporting requirements could significantly impact our consolidated results of operations and financial condition. From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board, which may require us to modify our accounting policies, procedures, and systems. These changes could result in significant variations in our reported financial results and may affect our financial condition. See Note 2, “Significant Accounting Policies,” to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of any accounting developments that have been issued but not yet implemented.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States. Significant judgment is required in evaluating our tax positions, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, and changes in the valuation of deferred tax assets and liabilities. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States. Tax authorities may disagree with our calculation of R&D tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest, or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our stock.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. If our assumptions change or actual circumstances differ from those in our assumptions, our results could differ from these estimates, which could materially affect our consolidated financial statements. This could cause our results of operations to fall below expectations of securities analysts and investors, and result in a decline in the market price of our common stock. Future changes in accounting standards or accounting guidance generally could also have an adverse impact on our results of operations and financial condition. Further, the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations.

We are exposed to the risk of failure by banks where we hold uninsured deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) limits.

We currently maintain cash deposits at JPMorgan Chase Bank, N.A., with balances that often exceed the $250,000 per-depositor limit insured by the FDIC. Any failure of a bank where we hold deposits above this insured threshold could result in the loss of uninsured funds, leading to financial losses, liquidity constraints, and operational disruptions. For example, in early 2023, substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank (“SVB”) at the time it was closed by state regulators, and the FDIC was appointed as its receiver. As a result, we were unable to access funds needed for working capital and operating expenses during the suspension of SVB’s banking services. While the FDIC eventually created a successor bridge bank for SVB and all of our funds held at SVB were subsequently transferred to the bridge bank under a systemic risk exception approved by the U.S. Treasury, the Federal Reserve, and the FDIC, there can be no guarantee that we would be able to recover our uninsured deposits from any other banking institution with which we hold funds if such institution were to fail.

Economic instability, financial market volatility, or stress in the banking sector could increase the likelihood of bank failures. If a bank holding our uninsured deposits fails and we are unable to recover those funds, it could materially and adversely affect our financial condition, liquidity, results of operations, and ability to execute our business strategy.

Risks Relating to our Indebtedness

We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

As of September 30, 2025, we had total consolidated debt outstanding with a principal balance of $264.0 million. On November 10, 2025, we entered into the Amendment and concurrently borrowed $251.0 million under our amended revolving credit facility and used those proceeds to repay in full the term loans outstanding under the 2025 Amended and Restated Credit Agreement immediately prior to the Amendment. Our outstanding debt is collateralized by substantially all of our assets. For the three months ended September 30, 2025, we had debt servicing costs of $5.5 million, all of which were attributable to interest expense. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time our debt matures and related to the floating nature of the interest rate on our debt. Our ability to make interest and principal payments, to refinance our debt obligations, and to fund any planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.

The Amended Credit Agreement governing our debt contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions, or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, or make investments, and require us to comply with certain financial covenants. The restrictions in the Amended Credit Agreement governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the Amended Credit Agreement could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as sales of assets, sales of equity, or negotiations to restructure the debt. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our business, financial condition, and results of operations.

We may seek additional debt financing in the future, which may not be available or may be available only on unfavorable terms.

We may need to raise additional funds through debt financings or access funds through new or existing credit facilities, including the Amended Credit Agreement. Any debt financing or refinancing, if available at all, may be on terms that are not favorable to us. Our access to additional funds under the Amended Credit Agreement is dependent on the ability of the banks that are parties to Amended Credit Agreement to meet their funding commitments. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, results of operations, and financial condition could be adversely affected.

Our business, and therefore our results of operations and financial condition, may be adversely affected by further changes in the U.S.-based credit markets.

We utilize the credit markets to finance our operations and support our growth initiatives. For example, in 2023, we undertook a recapitalization that significantly increased our debt levels, in June 2024, we refinanced our long-term debt, and in April 2025, we undertook another recapitalization through our entry into the 2025 Amended and Restated Credit Agreement that further increased our debt levels. These transactions were dependent on favorable credit market conditions. If the credit markets were to deteriorate, it could become more difficult or expensive for us to obtain financing on favorable terms. This could limit our ability to invest in technology, expand our operations, or pursue strategic initiatives, thereby impacting our growth and profitability. Tightening conditions in the credit markets could adversely affect the availability and terms of future borrowings or renewals or refinancing.

Risks Relating to our Organizational Structure

The concentration of our share ownership with those stockholders who held our stock prior to our IPO, including our executive officers, directors, and holders of more than 5% of our capital stock, may limit your ability to influence corporate matters.

Stockholders who held our stock prior to our IPO, including our executive officers, directors, and holders of more than 5% of our capital stock, beneficially owned at least 84.7% of our outstanding common stock, including 96.5% of the voting power of our outstanding common stock, after the IPO. As a result, stockholders who held our stock prior to our IPO control all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter, or prevent acts that would be favored by our other stockholders. The interests of stockholders who held our stock prior to our IPO may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing, or deterring a change in control of our company. Also, stockholders who held our stock prior to our IPO may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our Class A common stock could decline or stockholders might not receive a premium over the then-current market price of our Class A common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our Class A common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.

We are a “controlled company” as defined under the NYSE corporate governance rules. A “controlled company” is one in which more than 50% of the voting power is held by a single entity or a group of entities acting together. As a result, we qualify for, and have chosen to rely on, exemptions from certain corporate governance requirements, including:

●	Independent Board Requirements: We are not required to have a majority of independent directors on our board of directors.

●	Independent Committees: We are exempt from requirements to have a fully independent nominating and corporate governance committee, or a fully independent compensation committee.

●	Governance Oversight: The exemptions may reduce the level of oversight typically provided by independent directors over management decisions, executive compensation, and director nominations.

While we believe that our governance structure and the composition of our board of directors serves the best interests of Neptune and its stockholders, reliance on these exemptions means that minority stockholders may have limited influence over corporate governance matters. This could result in decisions that favor the interests of our controlling stockholder(s) at the expense of other stockholders.

The implications of being a controlled company could materially and adversely affect the perception of our corporate governance practices, stockholder confidence, and the market value of our common stock.

We are a holding company, and our only material asset is our equity interest in Neptune Flood. As a result, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

Neptune Holdings was incorporated in Delaware on March 20, 2025, to implement a holding company organizational structure for Neptune Flood. Neptune Holdings currently has no material assets other than ownership of the outstanding equity of Neptune Flood. As such, Neptune Holdings has no independent means of generating revenue or cash flow, and its ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the results of operations and cash flows of Neptune Flood and its subsidiaries. Its direct and indirect subsidiaries may not generate sufficient cash flow to distribute funds to Neptune Holdings and applicable law and contractual restrictions, such as negative covenants in any debt instruments, such as the Amended Credit Agreement, may not permit such distributions. In addition, in the event that the board of directors and stockholders of Neptune Holdings were to approve a sale of all of the equity in its direct or indirect subsidiaries, your shares of Class A common stock would be in a holding company with no material assets other than those assets and other consideration received in such transaction.

Risks Relating to Ownership of our Common Stock

Our failure to maintain proper and effective internal control over financial reporting could result in material weaknesses, impact investor confidence in us, and adversely affect the value of our common stock.

As a public company, we are required to design, implement, and maintain internal control over financial reporting to comply with the requirements of the Sarbanes-Oxley Act, including Section 404. This process requires us to document and test our internal control procedures, remediate any deficiencies identified, and undergo an annual audit of these controls by our independent registered public accounting firm.

Developing and maintaining proper and effective internal controls has and may continue to involve substantial costs, significant management time and resources, and potential disruption to our financial reporting processes. We may encounter challenges in completing our assessment of internal control over financial reporting in a timely manner, or we may identify material weaknesses or significant deficiencies that require remediation.

If we fail to maintain adequate internal controls or if our auditors identify material weaknesses, it could result in:

●	Inaccurate Financial Reporting: Ineffective internal controls could lead to errors or inaccuracies in our financial statements, potentially requiring restatements or impairing investor confidence.

●	Regulatory Noncompliance: Failure to comply with Section 404 could result in regulatory scrutiny, fines, or penalties, further impacting our business and reputation.

●	Loss of Investor Confidence: Material weaknesses or perceived weaknesses in our internal controls may reduce investor confidence in our financial reporting, adversely affecting the market price of our common stock.

●	Operational Disruptions: Addressing control deficiencies could divert management’s attention and resources from other strategic priorities, negatively impacting our operations and growth.

Ensuring ongoing compliance with Section 404 of the Sarbanes-Oxley Act is critical to maintaining the integrity of our financial reporting and investor confidence. Any failure to establish or maintain effective internal controls could materially and adversely affect our business, financial condition, and the value of our common stock.

The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Chief Executive Officer and Chairman of our board of directors, Mr. Burgess, beneficially owns all of our outstanding shares of Class B common stock, constituting approximately 82.1% of the voting power of our outstanding capital stock following our IPO. In addition, we and Mr. Burgess are party to an equity exchange right agreement (the “Class B Equity Exchange Agreement”), which gives Mr. Burgess a right (but not an obligation) to require us to exchange any shares of Class A common stock received by Mr. Burgess upon the exercise, vesting, and/or settlement of certain equity awards held by Mr. Burgess for an equivalent number of shares of Class B common stock. If Mr. Burgess exercises his rights under the Class B Equity Exchange Agreement with respect to all equity awards subject to such agreement as of the completion of our IPO, Mr. Burgess will have approximately 84.5% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, Mr. Burgess controls, and will continue to control, a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent approximately at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. Mr. Burgess may have conflicting interests with holders of shares of our Class A common stock. Mr. Burgess’ concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. For example, during such period of time, Mr. Burgess will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and whether to amend our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Mr. Burgess continues to own a significant percentage of our common stock, Mr. Burgess will be able to cause or prevent a change of control of Neptune or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of us and ultimately might affect the market price of our Class A common stock.

Each outstanding share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain permitted transfers, as further described in our amended and restated certificate of incorporation. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier of (i) twelve months following the death or disability of Mr. Burgess or (ii) upon the first trading day on or after such date that the outstanding shares of Class B common stock represent less than 5% of the then-outstanding Class A and Class B common stock, which, in either instance, may be extended to 18 months upon affirmative approval of a majority of our independent directors. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of the remaining outstanding shares of Class B common stock.

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board of directors are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	following the first date after the date on which the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our then-outstanding Class A common stock and Class B common stock entitled to vote generally in the election of directors (the “Voting Threshold Date”), require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

●	prohibit cumulative voting;

●	following the Voting Threshold Date, provide that our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

●	provide that only the chairperson of our board of directors, the chief executive officer, or our board of directors acting pursuant to a resolution adopted by a majority of the whole board of directors will be authorized to call a special meeting of stockholders; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including actions to delay or impede a merger, tender offer, or proxy contest involving Neptune. The existence of these provisions could negatively affect the price of our Class A common stock and limit opportunities for you to realize value in a corporate transaction.

In addition, until the Voting Threshold Date, we have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the U.S. as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum (or, if, and only if, the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if, and only if, all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) for the following types of actions or proceedings under Delaware statutory or common law: any derivative action, suit, or proceeding brought on our behalf; any action, suit, or proceeding asserting a breach of a fiduciary duty; any action, suit, or proceeding asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or bylaws; any action, suit, or proceeding as to which the DGCL confers jurisdiction; or any action, suit, or proceeding asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, given the provision in Section 22 of the Securities Act for concurrent jurisdiction by federal and state courts, there is uncertainty as to whether a court would enforce this forum selection provision with respect to claims arising under the Securities Act.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, who are particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.

Following our IPO, we had 94,600,000 shares of Class A common stock outstanding, and 13,080,678 shares of Class A common stock issuable upon exercise of outstanding equity awards. Of these shares, the 21,184,210 shares of our Class A common stock sold in the IPO are freely tradable without further restriction or registration under the Securities Act.

The 43,435,000 outstanding shares of our Class B common stock and the remaining 73,415,790 outstanding shares of our Class A common stock are deemed “restricted securities,” as that term is defined under Rule 144 of the Securities Act. Stockholders owning substantially all of our common stock have entered into lock-up agreements with the underwriters under which they agreed, subject to specific exceptions, not to sell any of their stock for at least an initial 180-day lock-up period following our IPO. In addition, we are party to agreements with holders of substantially all of our outstanding options that contain market standoff provisions imposing restrictions on the ability of such security holders to offer, sell, or transfer our equity securities issuable upon the exercise thereof for a period of 180 days following the date of our Final Prospectus, which we have agreed to enforce during the lock-up period.

Following the expiration of the lock-up period, all of the shares of our common stock that are restricted securities will be eligible for sale in the public market, subject to compliance with Rule 144 under the Securities Act. Sales under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates are subject to certain manner of sale, volume limitation, and notice provisions, and to the availability of current public information about us. See the section titled “Shares Eligible for Future Sale” in our Final Prospectus for additional information regarding shares of our common stock that are eligible for resale after our IPO.

Further, pursuant to our registration rights agreement, dated October 2, 2025, certain holders of our Class A common stock can, following the expiration of the lock-up and subject to certain conditions, require us to file registration statements for the public resale of shares of our Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. See the section titled “Description of Capital Stock — Registration Rights” in our Final Prospectus for additional information regarding these registration rights.

Sales of a substantial number of shares of our common stock upon the expiration of lock-up restrictions or pursuant to the exercise of registration rights, or the perception that such sales may occur, could cause the market price of our Class A common stock to decline or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

If our institutional or other investors continue holding the shares they acquired in our IPO, it may reduce the liquidity and adversely affect the trading price of our Class A common stock.

A portion of the shares of our Class A common stock sold in the IPO were acquired by certain institutional and other large investors. If these or any other investors elect not to sell the shares they acquired in our IPO, it could reduce the number of shares of our Class A common stock available for trading in the public market. A limited public float and lower trading volumes can make it more difficult for investors to buy or sell shares without materially affecting the market price of our shares, may result in price volatility, and could impair the liquidity of our Class A common stock.

Lower liquidity and heightened volatility may also reduce our Class A common stock’s attractiveness to certain investors. These factors could adversely affect the trading price of our Class A common stock, independent of our operating performance, and could negatively impact our ability to raise additional equity capital on acceptable terms. In addition, if these investors later elect to sell significant amounts of our Class A common stock, or are perceived as likely to do so, the trading price of our Class A common stock could also decline. See also “— If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our Class A common stock could decline.”

If securities analysts cease to publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, as well as the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts may cease to publish research on our business. If few or no securities or industry analysts cover us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

For as long as we are an emerging growth company (“EGC”), we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies, which may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements to obtain nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an EGC will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.00 billion in non-convertible debt securities; or

●	the end of the fiscal year following the fifth anniversary of the completion our IPO.

We cannot predict if investors will find our Class A common stock less attractive if we rely on the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

While we have paid dividends in the past, we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to repay debt and to fund the development and growth of our business. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From July 1, 2025 through September 30, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-290613), we issued and sold to our employees an aggregate of 2,835,000 unregistered shares of Class A common stock upon the exercise of outstanding stock options under our Amended and Restated 2019 Stock Plan, as amended and restated as of April 10, 2025 (the “Pre-IPO Plan”). These shares were issued pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From July 1, 2025 through September 30, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-290613), we granted to our employees stock options to purchase an aggregate of 301,500 shares of our Class A common stock under our Pre-IPO Plan. These stock options were granted pursuant to benefit plans and contracts related to compensation in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. 100,500 of these stock options terminated upon the consummation of the IPO in accordance with their terms. The remaining 201,000 stock options vested and became exercisable in full upon the consummation of the IPO and have a weighted average exercise price of $18.601 per share.

Use of Proceeds from Registered Securities

On September 30, 2025, our registration statement on Form S-1 (File No 333-289995) relating to our IPO was declared effective by the SEC.

Selling stockholders sold an aggregate of 21,184,210 shares of Class A common stock in the IPO, including 2,763,157 shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase additional shares of Class A common stock, at the public offering price of $20.00 per share. We did not receive any proceeds from the sale of our Class A common stock by the selling stockholders in the IPO (including any proceeds from the sale of our Class A common stock that such selling stockholders sold pursuant to the underwriters’ over-allotment option to purchase additional shares of our Class A common stock). The selling stockholders received all of the proceeds from the sale of shares of our Class A common stock by such selling stockholders.

The selling stockholders agreed to reimburse us for certain of our expenses relating to the IPO, up to an aggregate amount not to exceed 2% of the gross proceeds of the IPO received by the selling stockholders. The underwriters agreed to reimburse certain of our expenses in connection with the IPO. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, and BofA Securities, Inc. acted as representatives of the underwriters for the IPO. None of the expenses associated with our IPO were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any class of equity securities, or to any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Amendment to 2025 Amended and Restated Credit Agreement

On November 10, 2025 (the “Closing Date”), Neptune Holdings and Neptune Flood entered into the Amendment with the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to which the parties thereto agreed to amend as described below the 2025 Amended and Restated Credit Agreement.

The Amendment amended the 2025 Amended and Restated Credit Agreement to, among other things, (i) increase the Revolving Commitments from $10.0 million to $260.0 million, (ii) extend the maturity date of the revolving credit facility under the 2025 Amended and Restated Credit Agreement from April 10, 2030 to November 10, 2030 (as so extended, the “Revolving Credit Facility”), and (iii) lower the applicable margin for interest accruing on borrowings under the Revolving Credit Facility by 0.50% per annum. Neptune Flood may also be required to pay an unused commitment fee, which accrues at a per annum rate ranging from 0.20% to 0.40%, depending on the Company’s Total Net Leverage Ratio for the prior fiscal quarter, on the daily amount of any undrawn portion of the increased Revolving Commitments.

On the Closing Date, Neptune Flood borrowed $251.0 million under the amended revolving credit facility (the “Closing Date Borrowing”) and used the proceeds from the Closing Date Borrowing to repay in full the term loans outstanding under the 2025 Amended and Restated Credit Agreement immediately prior to the Closing Date. As of and from the Closing Date until December 31, 2025, the Closing Date Borrowing will bear interest at a rate equal to the Term SOFR Rate plus 2.50%. Thereafter, subject to Neptune Flood’s election to convert the Closing Date Borrowing to an ABR Loan, the Closing Date Borrowing will bear interest at a variable rate equal to the Term SOFR Rate, subject to a 1.00% floor, plus an applicable margin ranging from 1.75% to 3.00%, depending on the Company’s Total Net Leverage Ratio for the prior fiscal quarter.

The foregoing description of the Amendment and the Amended Credit Agreement is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 10.8 hereto and is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated April 10, 2025, by and among the Company, Neptune Flood and Neptune Insurance Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on September 3, 2025).
3.1	Second Amended and Restated Certificate of Incorporation of Neptune Insurance Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2025).
3.2	Second Amended and Restated Bylaws of Neptune Insurance Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2025).
4.1	Form of the Company’s Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
4.2	Form of Registration Rights Agreement by and among the Company and certain investors of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
10.1	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
10.2+	2025 Equity Incentive Plan, and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
10.3+	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
10.4+	Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
10.5+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the Commission on September 22, 2025).
10.6	Form of Exchange Agreement between the Company, Trevor Burgess and certain entities affiliated with Mr. Burgess (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Commission on September 3, 2025).
10.7	Form of Equity Exchange Right Agreement between the Company and Trevor Burgess (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Commission on September 3, 2025).
10.8⸸*	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 10, 2025, by and among Neptune Insurance Holdings Inc., Neptune Flood Incorporated, the financial institutions party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan or arrangement.
⸸	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
**	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neptune Insurance Holdings Inc.

Date: November 12, 2025	By:	/s/ Trevor Burgess
Trevor Burgess Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Jim Steiner
Jim Steiner Chief Financial Officer and Director
(Principal Financial Officer)