Form 10-Q
period 2026-03-31
Neptune Insurance Holdings Inc.
filed 2026-04-29
CIK 2067129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, the registrant had outstanding 94,895,913 shares of Class A common stock and 43,435,000 shares of Class B common stock, each with a par value of $0.00001.

NEPTUNE INSURANCE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
i

Special Note Regarding Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning our strategy, competition, future operations, future financial position, future revenues, projected costs, profitability, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “Commission”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements, except as required by law.

ii

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
iii

PART I – FINANCIAL INFORMATION

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,542	$8,036
Fiduciary cash	49,852	32,512
Fiduciary receivable	6,103	5,375
Commissions and fees receivable	4,732	4,080
Prepaid expenses and other current assets	1,236	1,309
Income tax receivable	—	1,150
Total current assets	72,465	52,462

Intangible assets, net	447	466
Internally developed software, net	6,141	6,030
Goodwill	3,793	3,793
Deferred tax assets	793	802
Deferred financing asset	1,656	1,746
Total assets	$85,296	$65,299

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	8,690	10,141
Commissions payable	4,660	3,788
Insurance company payables	24,415	18,946
Income tax payable	1,548	—
Accrued expenses	800	977
Premium deposits	31,541	18,941
Total current liabilities	71,654	52,793

Revolving credit facility	227,000	240,000
Total liabilities	$298,654	$292,793

Stockholders’ deficit:

Class A common stock, $0.00001 par value, 428,422,036 and 428,422,036 shares authorized; 94,868,326 and 94,718,530 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value, 51,577,964 and 51,577,964 shares authorized; 43,435,000 and 43,435,000 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Accumulated deficit	(507,002)	(514,351)
Additional paid-in capital	293,643	286,856
Total stockholders’ deficit	(213,358)	(227,494)

Total liabilities and stockholders’ deficit	$85,296	$65,299
See notes to condensed consolidated financial statements.
Item 1. Financial Statements

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months ended March 31,
	2026	2025
Revenues:
Commissions and fees	$37,795	$29,353

Operating expenses:
Agent commissions	11,352	8,940
Employee compensation and benefits	8,418	1,405
General and administrative	3,580	2,507
Amortization expense	1,004	874
Total operating expenses	24,354	13,726

Income from operations	13,441	15,627

Other income (expense):
Interest income	165	169
Interest expense	(3,531)	(2,401)
Income before income tax expense	10,075	13,395

Income tax expense	2,726	3,456

Net income	$7,349	$9,939

Accretion adjustment to redeemable preferred stock	—	(3,381)
Allocation to participating preferred stock	—	(2,030)
Net income available to common stockholders	$7,349	$4,528

Net income per share of common stock:
Class A and Class B Common Stock
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares of common stock outstanding:
Class A and Class B Common Stock
Basic	138,240,994	93,350,000
Diluted	145,756,044	93,350,000
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable, Convertible Preferred Stock and Stockholders’ Deficit
(In thousands)
(Unaudited)

	Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	94,719	$1	43,435	$—	$286,856	$(514,351)	(227,494)
Share-based compensation	—	—	—	—	6,876	—	6,876
Issuance of common stock upon exercise of stock options	189	—	—	—	1,047	—	1,047
Common stock withheld related to net share settlement of equity awards	(40)	—	—	—	(1,136)	—	(1,136)
Net income	—	—	—	—	—	7,349	7,349
Balance at March 31, 2026	94,869	$1	43,435	$—	$293,643	$(507,002)	$(213,358)

	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	41,850	$240,473	93,350	$1	$337	$(366,326)	(365,988)
Share-based compensation	—	—	—	—	84	—	84
Accretion of redeemable, convertible preferred stock	—	3,381	—	—	—	(3,381)	(3,381)
Net income	—	—	—	—	—	9,939	9,939
Balance at March 31, 2025	41,850	243,854	93,350	$1	$421	$(359,768)	$(359,346)
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,349	$9,939
Adjustments to reconcile net income to cash provided by operating activities:
Amortization expense	$1,004	874
Amortization of deferred financing costs	$90	109
Share-based compensation	$6,877	84
Deferred income taxes	$9	(3)
(Increase) decrease in operating assets:
Commissions and fees receivable	$(652)	122
Income tax receivable	$1,150	—
Prepaid expenses and other current assets	$73	(114)
Increase (decrease) in operating liabilities:
Accounts payable	$(1,452)	(1,480)
Commissions payable	$872	1,323
Income tax payable	$1,548	3,411
Accrued expenses	$(177)	50
Net cash provided by operating activities	$16,691	14,315

Cash flows from investing activities:
Internally developed software	$(1,096)	(910)
Net cash used in investing activities	$(1,096)	(910)

Cash flows from financing activities:
Change in fiduciary receivables	$(728)	(1,007)
Change in fiduciary liabilities	$18,068	16,230
Repayments of 2024 Term Loan	$—	(4,000)
Repayments of revolving credit facility	$(13,000)	—
Proceeds from exercise of stock options	$1,047	—
Taxes paid related to net share settlement of equity awards	$(1,136)	—
Net cash provided by financing activities	$4,251	11,223

Net increase in cash and cash equivalents and fiduciary cash	$19,845	24,628

Cash and cash equivalents and fiduciary cash:
Beginning of period	$40,549	28,065

End of period	$60,394	$52,693

Cash and cash equivalents	$10,542	$16,499
Fiduciary cash	$49,852	36,194

Total cash and cash equivalents and fiduciary cash	$60,394	$52,693
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Nature of the Business and Basis of Presentation
Neptune Insurance Holdings Inc. (“Neptune Holdings”, “Neptune”, “the Company”, “we”, “us”, or “our”) was incorporated in Delaware on March 20, 2025, to serve as the holding company for Neptune Flood Incorporated (“Neptune Flood”). Neptune Flood, incorporated in Delaware on February 10, 2017, is an insurance agency engaged in the business of selling residential and commercial flood insurance policies on behalf of insurance carrier partners throughout the United States. In April 2025, the Company implemented a holding company structure through a corporate restructuring that was accounted for as a common control transaction under ASC 805-50. As a result, Neptune Flood was contributed to Neptune Holdings, and the consolidated financial statements reflect the entities on a retrospective basis at historical carrying amounts for all periods presented.
Basis of Presentation: The consolidated financial statements of Neptune Holdings, including the consolidated balance sheet as of March 31, 2026, the consolidated statements of income, the consolidated statements of changes in redeemable, convertible preferred stock and stockholders' deficit, and the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Commission regarding interim financial reporting and are unaudited. The consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results expected for the full year or for any future years or interim periods. The condensed consolidated financial statements are presented in US Dollars. All amounts are presented in thousands, except per share data and where otherwise noted.
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

Note 2. Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those disclosed in Note 2, 'Significant Accounting Policies,' in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to that report for a full description of those policies.
Recent Accounting Pronouncements:
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2025. Refer to Note 2, 'Significant Accounting Policies,' in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
Note 3. Revenue
The Company’s revenue is derived from the sale of insurance policies and is primarily comprised of commission income and fee income. The Company's revenue recognition accounting policies for those sources of income and related contract costs are described in Note 3, 'Revenue,' of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three months ended March 31, 2026. The disclosures below should be read in conjunction with that note.
Disaggregation of Revenue
The following table disaggregates revenue by source for the:

	Three Months ended March 31,
(In thousands)	2026	2025

Commission income	$29,034	$22,707
Fee income	$8,761	6,646
Total revenues	$37,795	$29,353
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
The following table provides information about receivables and premium deposits as of:

(In thousands)	March 31, 2026	December 31, 2025

Commissions and fees receivable	$4,732	$4,080
Premium deposits	$31,541	$18,941
During the three months ended March 31, 2026, the Company recognized revenue of $5,835 related to the premium deposits balance at December 31, 2025.
Note 4. Revolving Credit Facility
The Company has a $260,000 revolving credit facility (the “Amended 2025 Revolver”) with a lender syndicate, which matures on November 10, 2030. At the Company's option, the interest rate on the Amended 2025 Revolver may be based on either ABR plus an applicable margin ranging from 0.75% to 2.00% or Term SOFR ranging from 1.75% to

3.00%, depending on the Company's total net leverage ratio of the prior fiscal quarter. As of March 31, 2026, the applicable interest rate was 5.9%. The Amended 2025 Revolver is secured by substantially all of the assets of the Company and its subsidiaries. The Company was in compliance with all financial covenants under the Amended 2025 Revolver as of March 31, 2026.
The following table summarizes the activity under the Amended 2025 Revolver for the three months ended March 31, 2026:

(In thousands)

Beginning balance, December 31, 2025	$240,000
Less repayments	(13,000)
Ending balance, March 31, 2026	$227,000

As of March 31, 2026, the Company had $33,000 of available borrowing capacity under the Amended 2025 Revolver. For the three months ended March 31, 2026, the weighted average interest rate on borrowings outstanding was 5.9% and the average outstanding balance was $233,236. There have been no material changes to the terms of the Amended 2025 Revolver from those described in Note 5, 'Debt,' of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Note 5. Stockholders’ Deficit
The total number of shares of all classes of stock that the Company has the authority to issue is 500,000,000, consisting of 480,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), 428,422,036 shares of which are designated as Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”) and 51,577,964 shares of which are designated as Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”), and 20,000,000 shares of Preferred Stock, par value $0.00001 per share. There were no shares of preferred stock issued or outstanding at March 31, 2026, and December 31, 2025.
The following table presents a rollforward of the Company's Common Stock issued and outstanding as of March 31, 2026:

	Class A Common Stock	Class B Common Stock
Outstanding as of December 31, 2025	94,718,530	43,435,000
Exercise of options	149,796	—
Outstanding as of March 31, 2026	94,868,326	43,435,000

Class A Common Stock
Holders of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. Holders of Class A common stock vote together with holders of Class B common stock as a single class, except as otherwise required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the Company's board of directors out of legally available funds, on a ratable per share basis. Upon liquidation, dissolution, or winding up of the Company, and subject to the rights of any preferred stock outstanding, holders of Class A common stock are entitled to share ratably in the Company's remaining assets available for distribution.
Class B Common Stock
Holders of the Company's Class B common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class B common stock vote together with holders of Class A common stock as a single class, except as otherwise required by law.
Holders of Class B common stock are entitled to receive dividends when and if declared by the Company's board of directors out of legally available funds on the same basis as holders of Class A common stock. Upon liquidation, dissolution, or winding up of the Company, and subject to the rights of any preferred stock outstanding, holders of Class B common stock are entitled to share ratably in the Company's remaining assets available for distribution.

Each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock upon the occurrence of certain transfer events, other than permitted transfers, or upon the occurrence of a final conversion date, as defined in the Company's governing documents. Following the final conversion date, Class B common stock may no longer be reissued, and any outstanding shares will be retired or cancelled.

Note 6. Share-Based Compensation Plan
The Company's accounting policies for share-based compensation are described in Note 7, 'Share-Based Compensation,' of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three months ended March 31, 2026. The disclosures below should be read in conjunction with that note.
Stock Options

During the three months ended March 31, 2026, the Company did not grant share-based compensation awards and no share-based awards were forfeited.

As of March 31, 2026, no unrecognized compensation remains for Time-Based and Performance Based stock options as they are fully vested.

A summary of stock option activity during the three months ended March 31, 2026, is presented below:

	Time Based				Performance Based
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,351,430	$5.80	8.2	$101,658	4,426,955	$5.79	8.3	$103,445
Granted	—	—			—	—
Exercised	(91,500)	$5.53			(97,981)	$5.52
Forfeited	—	—			—	—
Expired	—	—			—	—
Outstanding as of March 31, 2026	4,259,930	$5.80	7.8	$75,087	4,328,974	$5.80	7.8	$76,326
Exercisable as of March 31, 2026	4,259,930	$5.80	7.8	$75,087	4,328,974	$5.80	7.8	$76,326

Restricted Stock Units (“RSUs”)

There were no RSU grants, vesting, or forfeitures during the three months ended March 31, 2026. As of March 31, 2026, there were 4,177,488 RSUs outstanding with a weighted-average grant-date fair value of $20.04 per unit and a weighted-average remaining service period of 2.5 years. No RSUs were issued or outstanding for the three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company recognized $6,876 of share-based compensation expense related to RSUs, which is included in employee compensation and benefits expense in the condensed consolidated statements of income. As of March 31, 2026, unrecognized compensation cost related to unvested RSUs was $69,870, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 7. Income Taxes
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate for the three months ended March 31, 2026 was 27.1% and differed from the US federal statutory rate primarily due to limitations on deductions for officer compensation and state income taxes, partially offset by the excess benefits of stock compensation. The Company's effective tax rate for the three months ended March 31, 2025 was 25.8% and differed from the US federal statutory rate primarily due to state income taxes.
Note 8. Related-Party Transactions
Rent Expense
In February 2021, the Company entered into a month-to-month operating lease agreement for office space for management and administrative services at a rate of $12 per month from an affiliate of the Company’s executive and principal stockholder. Rent expense was $36 and $36 for the three months ended March 31, 2026 and 2025, respectively, which were included in general and administrative expense in the condensed consolidated statements of income.

Note 9. Segment Reporting
The Company has one operating segment and therefore one reportable segment relating to its business as a Managing General Agent that offers residential and commercial insurance products, including primary and excess flood insurance and parametric earthquake insurance, primarily through a nationwide agency network in the United States. The Company’s chief operating decision maker (“CODM”), the CEO, manages the Company's operations on a consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources.
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
For the three months ended March 31, 2026 and 2025, the Company did not have revenue from any one customer that was greater than 10% of condensed consolidated revenue.

Note 10. Earnings (Loss) Per Share
The following table sets forth the computation of basic and dilutive earnings (loss) per share for the:

	Three Months ended March 31,
(In thousands, except share and per share data)	2026	2025
Basic and Diluted Shares
Numerator:
Net income	$7,349	$9,939
Less: accretion adjustment to redeemable preferred stock (1)	—	(3,381)
Less: allocation to participating preferred stock	—	(2,030)
Net income available to common stockholders (2)	$7,349	$4,528

Denominator:
Weighted average Common Stock outstanding – Basic
Class A Common Stock	94,805,994	93,350,000
Class B Common Stock	43,435,000	—
Weighted average Common Stock outstanding – Basic	138,240,994	93,350,000
Basic earnings per share - Class A Class B Common Stock	$0.05	$0.05

Weighted average Common Stock outstanding Class A Class B Common Stock – Basic	138,240,994	93,350,000
Dilutive shares from stock options	6,491,748	—
Dilutive shares from RSUs	1,023,303	—
Total weighted average Class A and Class B Common Stock outstanding – Diluted	145,756,044	93,350,000
Diluted earnings per share - Class A and Class B Common Stock	$0.05	$0.05
The potential shares of common stock that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months ended March 31,
	2026	2025
Time Vesting Options (3)	—	5,789,000
Performance Vesting Options (4)	—	5,789,000
Restricted Stock Units(5)	21,810	—
_____________________________________________________________________
(1)Represents the accretion of the redeemable preferred stock to its redemption value and includes both the effect of cumulative undeclared dividends and the accretion of issuance costs for the applicable periods.
(2)Net income (loss) available to common stockholders for the three months ended March 31, 2025, included $530 of IPO transaction costs that were reimbursed to the Company by the selling stockholders on October 2, 2025.
(3)The Time Vesting Options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025, as their inclusion would have been anti-dilutive.
(4)Performance Vesting Options have a performance condition. For the three months ended March 31, 2025, the performance condition was not met and therefore, these options were excluded from the dilutive earnings per share computation.
(5)The Restricted Stock Units were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026, as their inclusion would have been anti-dilutive.

Note 11. Commitments and Contingencies
The Company is, from time to time, party to various legal actions and is subject to various claims arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 12. Subsequent events
On April 21, 2026, the Board of Directors authorized a stock repurchase program under which the Company may repurchase up to $100.0 million of its Class A common stock, par value $0.00001 per share. Repurchases may be made from time to time in the open market, through accelerated share repurchase transactions, or in privately negotiated or block transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and, where applicable, pursuant to one or more Rule 10b5-1 trading plans. The program has no expiration date and may be suspended, modified, or discontinued by the Board at any time. Repurchases may be funded from cash on hand or from borrowings under the Company's Revolving Credit Facility. No shares have been repurchased under the program as of the date these financial statements were issued.
    On April 21, 2026, the Company repaid an additional $5 million under the Amended 2025 Revolver, reducing the outstanding balance to $222 million as of the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes, and other information included elsewhere in this Quarterly Report, in our Annual Report on Form 10-K, and in our other filings with the Commission. This discussion and analysis contains forward-looking statements that are subject to risks, uncertainties, and other factors described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any future period.

Overview
Neptune is a leading, high-growth, highly profitable, data-driven Managing General Agent ("MGA") that is revolutionizing the way homeowners and businesses protect against the growing risks of flooding. We offer a range of easy-to-purchase residential and commercial insurance products - including primary flood insurance, excess flood insurance, and parametric earthquake insurance - distributed through a nationwide network of agencies. Neptune does not take any balance sheet insurance risk or have claims handling responsibility relating to the policies we sell. We underwrite and administer the issuance of insurance policies on behalf of a diverse panel of insurance and reinsurance companies, whom we refer to as capacity providers, that manage both this risk and the associated claims handling. From day one, we have built our business on a foundation of advanced data science and AI, leveraging proprietary ML algorithms, which has led to superior underwriting results, outsized growth, recurring revenue, and robust margins.
Technology and data science are the foundation of Neptune’s business model, driving our three core pillars:
•Our Underwriting Engine: Our entirely digital underwriting engine, Triton, uses advanced technology, including proprietary AI and ML models, without any human underwriters, to assess risk with speed and precision. Powered by predictive analytics and loss estimation, Triton has enabled our policies to consistently outperform the National Flood Insurance Program (“NFIP") in written loss ratio despite 21 landfall hurricanes — including 4 of the 10 largest flood events in U.S. history - taking place since Neptune’s founding.
•Our Risk Relationships: Our risk relationships are built on performance and trust, and as of March 31, 2026, we had 42 capacity providers, including 34 reinsurance providers, backing 8 distinct insurance programs to help minimize concentration risk while delivering consistent returns. In turn, the accuracy of our risk assessment and our precision pricing have delivered hundreds of millions of dollars of underwriting profit for our capacity providers since inception, leading to high rates of capacity renewals and increases in committed capacity.
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
We operate as an MGA, with a highly attractive, recurring, fee-based revenue model derived from two primary sources: commissions paid by capacity providers, and fees paid by policyholders. Commissions are calculated as a negotiated percentage of premium for each policy. Given our strong retention rates to date, we believe that we have a high degree of visibility into our future revenue streams. For the three months ended March 31, 2026, our eligible policy retention rate at renewal was 86.2% and our premium retention rate at renewal was 92.9%. The difference between policy and premium retention rates reflects increases to the rates charged to renewing policyholders.
We are organized as a single operating and reportable segment.
Factors Affecting Our Results of Operations
Our financial results and operating performance are influenced by a number of macroeconomic, industry-specific, and company-specific factors, the most significant of which we believe include the following. These factors should be read in conjunction with “Item 1A, Risk Factors” in our Annual Report on Form 10-K:
Reliance on Relationships with Capacity Providers, Third-Party Agents and Brokers
We do not bear the balance sheet insurance risk or claims handling responsibility relating to the policies sold and, as a result, our ability to support and service the policies we provide is dependent on the capacity and appetite of our capacity providers to assume flood risk. If we are unable to maintain profitable portfolios for our capacity providers or if our relationship with them is undermined for any reason, capacity providers may be unwilling to provide insurance capacity to us, or our insurance carriers may seek to amend our agreements with them. This could happen for various reasons, including for competitive or regulatory reasons, because of an insurance carrier’s reluctance to distribute their products through our platform, because they decide to rely on their own internal flood insurance providers or products or elect not to insure or reinsure flood risk generally, or because they decide not to distribute insurance products in individual markets in certain geographies or altogether. Additionally, conditions in the broader insurance and reinsurance markets may influence the ability or willingness of our capacity providers to underwrite flood insurance risk and in turn impact the capacity we receive or the commissions and other terms we are able to negotiate with our capacity providers. For example, in 2023, significant insured losses and increasing demand for reinsurance led the property catastrophe reinsurance market to experience price increases, heightened “attachment points” where primary insurers became responsible for a greater portion of initial losses before reinsurance coverage became available to them, and stricter terms and conditions for reinsurance coverage. These changes were driven by factors such as significant insured losses and increased demand for reinsurance, leading to fewer participants in the property catastrophe reinsurance market. Although this development did not impact the underwriting capacity we were able to secure from our capacity providers in the flood insurance market, industry-wide constraints could limit our growth in the future if capacity providers elect to exit the flood insurance market, limit the capacity they provide, or become more selective in providing insurance or reinsurance coverage. See “Risk Factors - Risks Relating to our Business and Industry - An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business” in our Annual Report on Form 10-K. Our results benefit from stable, long-term relationships with our capacity providers - currently, we place our policies through a panel of highly rated insurers and reinsurers who have committed significant capital to our program. If we are not able to effectively manage our relationships with our key capacity providers, if one of our key capacity providers were to reduce its desired exposure, if reinsurance costs spike dramatically, or if we were to otherwise lose one or more of our key capacity providers or were to experience a significant reduction in such provider’s capacity, it might require us to shift business to alternative capacity providers, if any are available, or potentially accept lower commission rates to maintain coverage availability or might otherwise materially and adversely impact our business, financial condition, results of operations, growth potential, reputation in the market, and our ability to sustain our business. See “Risk Factors - Risks Relating to our Business and Industry - Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K. We mitigate this risk by diversifying our capacity provider panel and through our ability to continually demonstrate profitable results through our data-driven underwriting. In addition, we have expanded our panel of capacity providers from 2 capacity providers as of December 31, 2018, to 42 capacity providers as of the date of this Quarterly Report on Form 10-Q.
Additionally, our ability to distribute the policies we offer is dependent on our distribution model, which relies on third-party agents and brokers. As of March 31, 2026, our insurance agent and broker partners were responsible for over 96% of our policies in force, supported by our in-house sales team and technology integrations. This distribution model exposes us to meaningful third-party risks. Any failure by our agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business. See “Risk Factors - Risks Relating to our Business and Industry - Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business” in our Annual Report on Form 10-K. We mitigate this risk by diversifying the third-party agents and brokers that we use in our distribution model.

Impact of Climate and Catastrophic Events on Demand for Flood Insurance
Our growth and success are dependent on property owners and tenants continuing to purchase flood insurance from us, in turn increasing the revenue we generate from commissions and policy fees. High-profile flood events, including Hurricane Ida (2021), Hurricane Ian (2022), Hurricane Helene (2024), and Hurricane Milton (2024), tend to raise consumer awareness and demand for flood insurance, potentially increasing our policy sales and, as a result, our commissions and fees in subsequent periods. Increases in flood risk, or the perception of increases in flood risk, in areas believed to have lower flood risk today (e.g., non-coastal regions that have not historically been considered to be flood-prone) could also increase demand for flood insurance in those areas. Alternatively, significant increases in insured losses due to increasing frequency and intensity of storms could result in additional governmental regulation aimed at mitigating the impact of natural disasters, including stricter building codes or incentives for risk mitigation measures, that could change the dynamics of the housing markets in which we provide flood insurance or incentives for homeowners to seek private flood insurance coverage, or could cause our capacity providers to exit from, or reduce their exposure to, significant flood events and other natural disasters. In contrast, slower than expected storm seasons can limit demand for new flood insurance policies, potentially decreasing our policy sales and, as a result, our commissions and fees and revenues in subsequent periods. However, slower than expected storm seasons are also likely to result in lower insured losses experienced by our capacity providers, which would allow us to deliver further improved written loss ratios for our capacity providers. See also “Risk Factors - Risks Relating to our Business and Industry - Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K.
Economic Environment Impact on Demand for Flood Insurance
Macroeconomic conditions that affect the housing market influence our policy sales. Many flood insurance purchases are driven by mortgage requirements (e.g., homeowners with a government backed mortgage in FEMA designated Special Flood Hazard Areas (“SFHAs”) are required to obtain flood insurance coverage). As a result, a high volume of home sales or new housing starts in coastal and flood-prone areas can lead to more policies written by Neptune. If rising interest rates, economic downturns, or a persistent inflationary environment slow home purchase or construction activity, particularly in areas where flood coverage is required, the growth of our new policy sales could slow. Conversely, lower home sales may lead to fewer mid-term cancellations as policy holders stay in their current home longer and could result in a positive impact to renewal rates. We also monitor property value inflation and construction cost trends, as these can increase insured values and premiums (and, thereby, our commission income) on existing policies at renewal. Alternatively, if homeowners experience higher prices generally, whether due to inflationary pressure, tariffs, or other macroeconomic factors, it may lead to a decrease in our renewal acceptance rates as homeowners seek lower cost alternatives or elect not to maintain flood insurance in areas where it is not federally required. See “Risk Factors - Risks Relating to our Business and Industry - An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business” in our Annual Report on Form 10-K.
Seasonality of Our Business
Our business is seasonal, as hurricanes typically occur during the period from June 1 through November 30 each year. Hurricane season drives sales awareness of the need for flood insurance. This has historically resulted in an increase in total sales in our second and third quarters of each fiscal year, as compared to the first and fourth quarters.
Competition from the National Flood Insurance Program and Private Market (Including New Entrants)
The flood insurance market is dominated by the U.S. government’s NFIP, which historically has provided the vast majority of flood insurance policies for properties in the United States. Changes in NFIP policies or pricing can affect our growth. For instance, the implementation of NFIP’s Risk Rating 2.0, a new pricing methodology that could lead to regular premium increases for NFIP policyholders, may drive price-sensitive policyholders to seek private alternatives like Neptune. Conversely, if the NFIP were to reduce rates or expand coverage limits, it could potentially attract policyholders back to the NFIP program and away from private alternatives like Neptune.
Additionally, periodic lapses or uncertainties in the NFIP’s federal authorization could boost demand for private flood insurance. For example, for 43 days beginning on October 1, 2025, the U.S. federal government experienced a lapse in appropriations. During a shutdown, the NFIP is not authorized to issue new policies or renew existing policies until reauthorization by Congress, leaving the private flood insurance market as the sole source for new flood insurance policies. However, concurrently with the start of the shutdown, the federal financial institution regulatory agencies reminded lenders that, during a period when the NFIP is unavailable, lenders may continue to make loans subject to the federal flood insurance statutes without requiring federal flood insurance, while continuing to meet other regulatory obligations. This pronouncement had the effect of mitigating any prospective increase in demand for private flood insurance driven by the shutdown.
Further, we also face competition from other private insurers and MGAs in the flood market. Increased competition in the private flood insurance market could put pressure on, and require us to increase, the commission rates we pay to agents that distribute our products or require higher marketing spend in order for us to maintain market share.
Underwriting Profitable Portfolios
We rely on our capacity providers to provide insurance capacity and to assume the associated balance sheet insurance risk of the flood insurance policies we sell to policyholders. While higher claims frequency or severity bears no direct risk to our financial results, because we do not bear the insurance risk associated with claims, if incurred losses exceed any capacity partner’s loss tolerance, we face the risk of their reduction or withdrawal as a risk-taking partner to Neptune and as a result may need to seek additional capacity from other capacity providers, or new capacity providers, in order to support our continued growth. See “Risk Factors - Risks Relating to our Business and Industry - Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K. Historically, we have been able to produce portfolios that perform exceptionally well for our capacity providers and we believe our investments into our Triton system will help deliver continued outperformance versus our peers. If we continue to outperform through large-scale flood events, this could lead to increased access to insurance capacity or improvement in ceding commissions, which could positively impact our economics and ability to grow.
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
Regulatory Changes
We operate in a highly regulated industry, subject to regulatory oversight in the 50 states and Washington, D.C. where we are qualified to do business, and regulatory factors at the federal and state level may impact our ability to sell insurance policies. This extensive regulatory framework governs consumer protections and data security, exposing our business to significant litigation and compliance risks. See “Risk Factors - Risks Relating to Regulatory and Legal Matters - The insurance business is extensively regulated, and changes in regulation may reduce our profitability and limit our growth” in our Annual Report on Form 10-K. In addition, as an MGA, we are subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions in which we operate. These licenses are subject to periodic renewal and compliance with jurisdiction-specific regulations, including recordkeeping, tax reporting, and E&S lines filing requirements. Any failure to meet these obligations could result in fines, penalties, or suspension of our licenses, which would impair our ability to operate in affected jurisdictions. We must also verify that our third-party agents and brokers maintain required licenses and comply with the conditions of our delegated binding authorities. Failure to monitor and verify the licensing status of agents and brokers could result in the termination of carrier binding authorities and/or increased regulatory risk. See “Risk Factors - Risks Relating to Regulatory and Legal Matters - Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business” and “Risk Factors - Risks Relating to Regulatory and Legal Matters - Regulatory and licensing requirement changes could disrupt operations or increase compliance costs and restrict our ability to conduct our business” in our Annual Report on Form 10-K.
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
Certain Income Statement Line Items
The following is an overview of certain key income statement items that management believes are important to an understanding of our results of operations in accordance with GAAP.
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
Each policyholder’s insurance contract is for a period of one year and can only be canceled by the policyholder prior to expiration for a limited set of reasons, most often in conjunction with the sale of the underlying insured property. Prior to the expiration of the insurance contract, the risk is re-underwritten using the then-current version of Triton. If the risk still qualifies for an insurance contract, we present the policyholder with a renewal offer. For the three months ended March 31, 2026, 86% of the eligible renewal offers presented to policyholders were accepted, and the policyholder began a new one-year insurance contract. Upon the effective date of the renewal policy, commission is recognized. As Neptune receives its commission for the full policy year up front, we estimate a cancellation reserve for commissions for those policies that are expected to cancel during the term.
The majority of our commission income is the base commissions on premium described above. Although there is a small component of revenue share commission paid by our carriers’ reinsurance broker, this additional revenue share commission is similar to the base commissions, in that it is a set percentage of the premium paid by the policyholder.
We also maintain a small internal agency that sells Neptune’s policies to direct inbound policyholders sourced via our website. Along with Neptune’s policies, the internal agency is appointed to sell NFIP policies when a risk does not meet the underwriting criteria for Neptune. We collect the agent commission that is paid by the NFIP for any NFIP policies sold by our internal agency.

Fee Income
In addition to commission income on premium, we earn fee income directly from our policyholders. This fee, which represents the administrative and operational costs associated with Neptune’s issuance of the policy, is fully retained by Neptune.
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
Employee Compensation and Benefits
Employee compensation and benefits consist of salaries, benefits, bonuses, and payroll taxes for our employees.
Share-Based Compensation
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

Amortization Expense
Our amortization expense primarily relates to capitalized software development costs for our proprietary technology platform. We capitalize the direct labor and software costs for developing new features or capabilities of our platform and amortize those costs, typically over a three-year useful life. Amortization expense has increased in recent years as we have continued to invest in our software, with significant additions in 2025, and during the three months ended March 31, 2026. These expenses will likely continue to grow modestly as we deploy new technology enhancements.
Transaction Costs
Transaction costs include professional fees and other expenses related to the IPO, which was completed in October 2025.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table provides an overview of our consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months ended March 31,
(in thousands)	2026	2025
Revenues:
Commissions and fees	$37,795	$29,353
Operating expenses:
Agent commissions	$11,352	$8,940
Employee compensation and benefits	$1,542	$1,321
Share-based compensation	$6,876	$84
General and administrative	$3,580	$1,976
Amortization expense	$1,004	$874
IPO transaction costs	$—	$531
Total operating expenses	$24,354	$13,726
Income from operations	$13,441	$15,627
Other income (expense):
Interest income	$165	$169
Interest expense	$(3,531)	$(2,401)
Income tax expense	$2,726	$3,456
Net income	$7,349	$9,939
Revenues

	Three Months ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Revenues:
Commission income	$29,034	$22,707	$6,327	27.9%
Fee income	$8,761	$6,646	$2,115	31.8%
Total revenues	$37,795	$29,353	$8,442	28.8%
Revenues increased to $37.8 million for the three months ended March 31, 2026, from $29.4 million for the three months ended March 31, 2025, representing an increase of $8.4 million, or 28.8%. This increase was primarily driven by higher policy counts and premium volume, supported by policy renewals and new policy sales.
Commission income was $29.0 million for the three months ended March 31, 2026, compared to $22.7 million for the three months ended March 31, 2025, an increase of 27.9%. The increase was primarily due to growth in written premium.
Fee income was $8.8 million for the three months ended March 31, 2026, compared to $6.6 million for the same period in 2025, an increase of 31.8%. Although the average policy fee remained relatively stable, increased volumes of new business and higher renewal acceptance rates drove overall growth in fee income.

Operating Expenses

	Three Months ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Operating expenses:
Agent commissions	$11,352	$8,940	$2,412	27.0%
Employee compensation and benefits	$1,542	$1,321	$221	16.7%
Share-based compensation	$6,876	$84	$6,793	NM
General and administrative	$3,580	$1,976	$1,605	81.2%
Amortization expense	$1,004	$874	$130	14.9%
IPO Transaction costs	$—	$531	$(531)	NM
Total operating expenses	$24,354	$13,726	$10,629	77.4%
NM - not meaningful

Total operating expenses were $24.4 million for the three months ended March 31, 2026, an increase of 77.4% compared to $13.7 million for the three months ended March 31, 2025. The primary drivers of these increases were higher share-based compensation costs associated with being a public company, higher agent commission costs, which are directly correlated with growth in our policy portfolio and general and administrative costs.

Agent commission expenses were $11.4 million for the three months ended March 31, 2026, compared to $8.9 million for the three months ended March 31, 2025, representing a 27.0% increase. The increase in commission expenses for the three months ended March 31, 2026 was primarily volume-driven, resulting from higher policy sales. Commission rates remained consistent year-over-year, and the increase aligns with our overall revenue growth.
Employee compensation and benefits expenses were $1.5 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025, an increase of 16.7%. The increase was primarily related to an increase in salary expense associated with higher employee headcount for the three months ended March 31, 2026.
Share-based compensation was $6.9 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses were $3.6 million for the three months ended March 31, 2026, up 81.2% from $2.0 million in the same period in 2025. This increase was primarily driven by higher accounting fees and insurance costs associated with being a public company.
Amortization expense for the three months ended March 31, 2026, was $1.0 million, compared to $0.9 million for the same period in 2025, representing a 14.9% increase. The increase is attributable to higher amortization of capitalized software development costs, reflecting continued investment in our proprietary technology platform.
IPO Transaction costs recorded in the three months ended March 31, 2025, were $0.5 million and reflect professional fees and other expenses related to our IPO, which was completed on October 2, 2025. No such IPO-related activities or costs were incurred during the comparable period in 2026.
Interest Income (Expense) and Other

	Three Months ended March 31,		Change
(in thousands)	2026	2025	Amount	Percentage
Other income (expense):
Interest income	$165	$169	$(4)	(2.5%)
Interest expense	$(3,531)	$(2,401)	$(1,130)	47.0%

Interest income for the three months ended March 31, 2026, was $0.2 million, compared to $0.2 million for the same period in 2025, reflecting a 2.5% decrease. Interest expense was $3.5 million for the three months ended March 31, 2026, up from $2.4 million in the prior year, reflecting a 47.0% increase. The increase in interest expense was primarily due to a higher average debt balance under our credit facilities during the three months ended March 31, 2026, partially offset by a lower average interest rate.
Income Tax Expense
Income tax expense was $2.7 million for the three months ended March 31, 2026, compared to $3.5 million for the same period in 2025, representing a decrease of 21.1%. The decrease was primarily driven by lower taxable income in the three months ended March 31, 2026, compared to the prior year period. In addition, the effective tax rate for the three months ended March 31, 2026, was 27.1%, compared to 25.8% in the same period in 2025. The change in effective tax rate reflects the impact of changes in state apportionment factors.
Key Performance Indicators
In managing our business, our management regularly reviews certain KPIs to evaluate our operations, guide decision-making, and measure progress. We utilize a variety of operational metrics to understand growth and retention and ultimately to drive profitability.
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
•Policy Retention Rate is the percentage of our policyholders who receive renewal offers and who accept the offered renewal term. We monitor the acceptance of renewal offers as an early indicator of price elasticity.
•Premium Retention Rate is the premium associated with those accepted renewal offers, as a percentage of the total premium from expiring policies for which renewal offers were made.
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
•Revenue per Employee is revenue for the trailing four quarters, determined in accordance with GAAP, divided by the average number of employees during the trailing four quarters. We monitor this as a metric of scaling growth and believe it to be a leading indicator of sustained profitability and efficiency.
•Adjusted EBITDA per Employee is Adjusted EBITDA, a non-GAAP metric, for the trailing four quarters divided by the average number of employees during the trailing four quarters. We monitor this as a metric of scaling growth and believe it to be a leading indicator of sustained profitability and efficiency. For further discussion on our calculation of Adjusted EBITDA, see “Non-GAAP Financial Measures” below.
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
The table below compares certain of our KPIs as of and for the three months ended March 31, 2026 and 2025, respectively, and our revenue retention rate for the twelve months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	%/pp
Premium in force (period-end)	$388,745	$295,175	31.7%
Policies in force (period-end)	295,029	230,627	27.9%
Policy retention rate(1)	86.2%	85.7%	0.5
Premium retention rate(1)	92.9%	98.2%	(5.3)
Revenue retention rate(1)(2)	90.0%	91.8%	(1.8)
Written premium	$86,574	$68,751	25.9%

(1)Year-over-year changes in percentages are reported in percentage points (pp).
(2)These rates are last twelve-month metrics.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared in conformity with GAAP, we use certain financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDA per share (basic and diluted), Adjusted net income and Adjusted earnings (basic and diluted) per share, which are not required by, or prepared in accordance with, GAAP. We refer to these measures as “non-GAAP” financial measures. We use these non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period and to assess our financial and operating performance. These non-GAAP financial measures should not be considered as substitutes for, or superior to, the financial statements and financial information prepared in accordance with GAAP. In addition, the non-GAAP financial information presented below may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. See below for a description of these non-GAAP financial measures, as well as for more information about the limitations of these non-GAAP financial measures and for reconciliations to their most directly comparable measure reported under GAAP.
Adjusted EBITDA and Adjusted EBITDA margin: We define Adjusted EBITDA as net income (the most directly comparable GAAP measure) adjusted to exclude interest expense (net of interest income), income taxes, depreciation, and amortization, and further adjusted for other non-cash or non-recurring items, including share-based compensation. By removing these expenses, we believe Adjusted EBITDA provides a clearer representation of operating performance.
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
•It removes any other non-recurring, one-time expenses, most often related to corporate finance activities such as expenses associated with our IPO in 2025.
•This measure is also useful for management and investors to compare our performance with that of other insurance technology or MGA companies that may have differing depreciation or financing structures.

In conjunction with Adjusted EBITDA, we also calculate Adjusted EBITDA margin, or Adjusted EBITDA as a percentage of total revenue. We believe that Adjusted EBITDA margin is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance. Below is a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA margin to net income margin (the most directly comparable GAAP measure), for the three months ended March 31, 2026 and 2025, and for the twelve months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change %/pp
Total revenues	$37,795	$29,353	28.8%
Net income	$7,349	$9,939	(26.1)%
Interest expense (net of interest income)	$3,366	$2,232	50.8%
Income tax expense	$2,726	$3,456	(21.1)%
Amortization expense	$1,004	$874	14.9%
Share-based compensation	$6,912	$84	NM
Corporate transaction related expenses	$176	$531	NM
One-time expenses	$33	$—	NM
Adjusted EBITDA	$21,566	$17,116	26.0%
Net income margin(1)	19.4%	33.9%	(14.4)
Adjusted EBITDA margin(1)	57.1%	58.3%	(1.3)

NM - not meaningful

(1)Year-over-year changes in percentages are reported in percentage points (pp).

	Twelve Months Ended March 31,
($ in thousands)	2026	2025	Change %/pp
Total revenues	$167,993	$127,086	32.2%
Net income	$34,823	$39,917	(12.8)%
Interest expense (net of interest income)	$18,454	$13,522	36.5%
Income tax expense	$15,492	$13,666	13.4%
Loss on extinguishment of debt	$—	$5,426	NM
Amortization expense	$3,843	$3,213	19.6%
Share-based compensation	$18,248	$309	NM
Corporate transaction related expenses	$8,558	$631	NM
One-time expenses	$33	$230	NM
Adjusted EBITDA	$99,451	$76,914	29.3%
Net income margin(1)	20.7%	31.4%	(10.7)
Adjusted EBITDA margin(1)	59.2%	60.5%	(1.3)

NM - not meaningful

(1)Year-over-year changes in percentages are reported in percentage points (pp).
Adjusted EBITDA was $21.6 million for the three months ended March 31, 2026, an increase of $4.5 million, or 26.0%, from $17.1 million for the three months ended March 31, 2025. Our Adjusted EBITDA margin for the three months ended March 31, 2026, was 57.1%, a decrease from 58.3% for the three months ended March 31, 2025. This decrease was primarily due to the incurrence of certain public company-related expenses, including audit costs, which were concentrated in the first quarter.

Adjusted EBITDA was $99.5 million for the twelve months ended March 31, 2026, an increase of $22.5 million, or 29.3%, from $76.9 million for the twelve months ended March 31, 2025. Our Adjusted EBITDA margin for the twelve months ended March 31, 2026, was 59.2%, a decrease from 60.5% for the twelve months ended March 31, 2025.

	Twelve Months Ended March 31,		Change
($ in thousands)	2026	2025	Amount	Percentage
Average number of employees	59.9	53.2	6.7	12.6%
Total revenues	$167,993	$127,086	$40,907	32.2%
Revenue per employee	$2,804	$2,389	$415	17.3%
Adjusted EBITDA	$99,451	$76,914	$22,537	29.3%
Adjusted EBITDA per employee	$1,660	$1,446	$214	14.8%
While our revenue and Adjusted EBITDA grew 32.2% and 29.3%, respectively, for the twelve months ended March 31, 2026, from the twelve months ended March 31, 2025, our headcount increased by only around 12.6% over the same period. The accelerated growth in revenue and Adjusted EBITDA relative to our growth in employees illustrates the scalability of our existing platform and emphasis on efficient growth.

Adjusted EBITDA (Basic and Diluted) per Share:

We define Adjusted EBITDA per share (basic and diluted), a non-GAAP measure, as Adjusted EBITDA divided by the basic and diluted weighted-average shares of common stock outstanding for the period, respectively, in each case assuming the full conversion of all outstanding Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO in 2025. For further discussion on our calculation of Adjusted EBITDA, see “Adjusted EBITDA and Adjusted EBITDA margin” above.
We believe that Adjusted EBITDA per share (basic and diluted) is a useful measurement for the same reasons we find Adjusted EBITDA useful and also because, by implementing the conversion of the Redeemable Convertible Preferred Stock for periods prior to our IPO, we believe Adjusted EBITDA per share (basic and diluted) provides a clearer representation of operating performance on a per-share and period-over-period basis. The most directly comparable GAAP measures are diluted earnings per share and basic earnings per share, respectively.
The table below presents a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA per share (basic and diluted) to basic earnings per share and diluted earnings per share of common stock, respectively (the most directly comparable GAAP measures), for the three months ended March 31, 2026 and 2025.

(In thousands, except share and	Three Months ended March 31,
per share data)	2026		2025	Change %

Net income	7,349		9,939	(26.1)%
Interest expense (net of interest income)	3,366		2,232
Income tax	2,726		3,456
Amortization expense	1,004		874
Share-based compensation	6,912		84
Corporate transaction related expenses	176		531
One-time expenses	33		—
Adjusted EBITDA	$21,566	$—	$17,116	26.0%

Weighted average Common Stock outstanding – Basic	138,240,994		93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(1)	—		41,850,000
Adjusted Weighted average Common Stock outstanding – Basic	138,240,994		135,200,000

Basic earnings (loss) per share	$0.05		$0.05
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(2)	—		0.05
Other adjustments to earnings (loss) per share(3)	0.11		0.03
Adjusted basic EBITDA per share(4)	$0.16		$0.13

Weighted average Common Stock outstanding – Diluted	145,756,044		93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(1)	—		41,850,000
Adjusted weighted average Common Stock outstanding – Diluted	145,756,044		135,200,000

Diluted earnings (loss) per share	$0.05		$0.05
Effect of conversion of redeemable, convertible preferred stock(2)	—		0.05
Other adjustments to earnings (loss) per share(3)	0.10		0.03
Adjusted diluted EBITDA per share(4)	$0.15		$0.13

(1)Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(2)Pursuant to the completion of the Company's IPO on October 2, 2025, the redeemable, convertible preferred stock was no longer outstanding for the three months ended March 31, 2026. For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended March 31, 2025, this includes $3.4 million of accretion adjustments and $2.0 million of allocations to participating preferred stock, totaling $5.4 million. These adjustments were divided by 93,350,000 shares for the three months ended March 31, 2025 to calculate the Adjusted EBITDA per share (basic and diluted) amounts.
(3)Other adjustments to earnings (loss) per share represent interest expense (net of interest income), income tax expense, amortization expense, share-based compensation, corporate transaction related expenses, and one-time expenses, in each case divided by the adjusted weighted-average shares of common stock outstanding (basic or diluted, as applicable).
(4)Adjusted EBITDA per share (basic and diluted) is calculated as Adjusted EBITDA divided by the applicable adjusted weighted-average shares of common stock outstanding. Individual per-share components above may not sum exactly to the total due to rounding.

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
•It excludes non-cash charges like amortization and share-based compensation (which depends on equity grant timing and valuation assumptions)
•It removes any other non-recurring, one-time expenses, most often related to corporate finance activities, such as expenses associated with our IPO in 2025.
We define Adjusted diluted earnings per share as Adjusted net income divided by diluted weighted average shares outstanding, assuming the full conversion of all outstanding shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO in 2025. Similarly, we define Adjusted basic earnings per share as Adjusted net income divided by basic weighted average shares outstanding, also assuming the conversion of all outstanding Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO in 2025. We believe that Adjusted earnings per share (basic and diluted) is a useful measurement for the same reasons we find Adjusted net income useful and also because, by implementing the conversion of the Redeemable Convertible Preferred Stock, we believe Adjusted earnings (basic and diluted) per share provides a clearer representation of operating performance. The most directly comparable GAAP measures are diluted earnings per share and basic earnings per share, respectively.
The table below presents a reconciliation of Adjusted net income to net income (the most directly comparable GAAP measure), as well as our Adjusted earnings (basic and diluted) per share to basic earnings and diluted earnings per share of common stock, respectively (the most directly comparable GAAP measure), for the three months ended March 31, 2026 and 2025.

(In thousands, except share and	Three Months ended March 31,
per share data)	2026	2025	Change %

Net income	7,349	9,939	(26.1)%
Income tax expense	2,726	3,456
Amortization expense	1,004	874
Share-based compensation	6,912	84
Corporate transaction related expenses	176	531
One-time expenses	33	—
Adjusted Income before income tax expense	$18,200	$14,884	22.3%
Adjusted income taxes (1)	$(4,790)	$(3,841)
Adjusted net income	$13,410	$11,044	21.4%

Weighted average Common Stock outstanding – Basic	138,240,994	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	—	41,850,000
Adjusted Weighted average Common Stock outstanding – Basic	138,240,994	135,200,000

Basic earnings (loss) per share	$0.05	$0.05
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(3)	—	0.05
Other adjustments to earnings (loss) per share(4)	0.08	0.01
Adjusted income taxes per share	(0.03)	(0.03)
Adjusted basic earnings per share(5)	$0.10	$0.08

Weighted average Common Stock outstanding – Diluted	145,756,044	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	—	41,850,000
Adjusted weighted average Common Stock outstanding – Diluted	145,756,044	135,200,000

Diluted earnings (loss) per share	$0.05	$0.05
Effect of conversion of redeemable, convertible preferred stock(3)	—	0.05
Other adjustments to earnings (loss) per share(4)	0.07	0.01
Adjusted income taxes per share	(0.03)	(0.03)
Adjusted diluted earnings per share(5)	$0.09	$0.08
(1)This represents the tax impact using effective tax rates of 26.3% and 25.8% for the three months ended March 31, 2026 and 2025, respectively. These tax rates exclude items that are non-deductible/non-taxable or subject to a specific tax treatment.
(2)Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(3)Pursuant to the completion of the Company's IPO on October 2, 2025, the redeemable, convertible preferred stock was no longer outstanding for the three months ended March 31, 2026. For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended March 31, 2025, this includes $3.4 million of accretion adjustments and $2.0 million of allocations to participating preferred stock, totaling $5.4 million. These adjustments were divided by 93,350,000 shares for the three months ended March 31, 2025, to calculate the Adjusted earnings (basic and diluted) per share amounts.
(4)Other adjustments to earnings (loss) represent amortization expense, income tax, share-based compensation, corporate related expenses, and one-time expenses.

(5)Adjusted earnings per share is calculated as Adjusted Net Income divided by the applicable weighted average shares outstanding. Individual per-share components above may not sum exactly to the total due to rounding.

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
In addition, while we find Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Adjusted earnings (basic and diluted) per share, and Adjusted EBITDA per share (basic and diluted) to be useful measures, they have limitations. Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Adjusted earnings (basic and diluted) per share, and Adjusted EBITDA per share (basic and diluted) do not reflect cash needs for capital expenditures. They also do not reflect changes in working capital. Therefore, they should not be considered in isolation or as a substitute for net income or cash flow metrics.
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
As of March 31, 2026 and December 31, 2025, we had $60.4 million and $40.5 million of cash and cash equivalents and fiduciary cash on the balance sheet, respectively. This consisted of $10.5 million and $8.0 million of cash and cash equivalents, respectively, and $49.9 million and $32.5 million of fiduciary cash, respectively. In our capacity as an insurance agent, we typically collect premiums from policyholders and, after deducting the authorized commissions, remit the net premiums to the appropriate insurance company or companies. Accordingly, premiums receivable from policyholders are reported as fiduciary receivables and premiums payable to insurance companies are reported as insurance company payables. Unremitted net insurance premiums are held in a fiduciary capacity until we distribute them. Net insurance premiums payable to insurance companies, together with premium deposits received from policyholders, are held as fiduciary cash on the balance sheet. Cash and cash equivalents held in excess of the amounts required to meet our fiduciary obligations are recognized as cash and cash equivalents. We had operating cash flows of $16.7 million and $14.3 million for the three months ended March 31, 2026 and 2025, respectively. We have historically used our cash provided by operations to pre-pay portions of the principal amount of our then-outstanding loans, while retaining sufficient liquidity for working capital needs.
As of March 31, 2026 and December 31, 2025, the Company was allowed to borrow up to $33 million and $20 million, respectively, under our $260 million revolving credit facility effected pursuant to our 2025 Amended and Restated Credit Agreement. The undrawn portion of our revolving credit facility provides flexibility for short-term funding needs or working capital requirements.
We believe our current cash and cash equivalents and the undrawn amounts available under our 2025 Amended and Restated Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months and beyond. Over the longer term, we may explore additional refinancing options to reduce interest costs or raise equity to accelerate growth or reduce leverage and, depending on interest rates and market conditions, may from time to time consider distributing dividends or engaging in stock repurchases.

Cash Flows
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net cash provided by operating activities	$16,691	$14,315
Net cash used in investing activities	$(1,096)	$(910)
Net cash provided by financing activities	$4,251	$11,223
Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities was $16.7 million, primarily consisting of our net income of $7.3 million, adjusted for amortization of intangible assets of $1.0 million, share-based compensation of $6.9 million, and an increase in operating liabilities of $0.8 million. These amounts were partially offset by a $0.6 million increase in operating assets. Accounts payable and accrued expenses grew as the Company’s operations expanded, contributing to cash flow.
For the three months ended March 31, 2025, net cash provided by operating activities was $14.3 million, primarily consisting of our net income of $9.9 million, adjusted for amortization of intangible assets of $0.9 million, amortization of deferred financing costs of $0.1 million, share-based compensation of $0.1 million, and an increase in operating liabilities of $3.3 million.
Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was $1.1 million, compared to $0.9 million for the three months ended March 31, 2025. For both periods, the cash used in investing activities all related to capital expenditures for internally developed software. The increase in year-over-year net cash used in investing activities for the three months ended March 31, 2026, was primarily driven by the increase in the capitalization of software development cost, reflecting additions to headcount in the technology and data science teams. We expect to continue investing in software development at a similar or slightly greater pace in the future, which is a use of cash that we believe yields high returns in terms of functionality and accretion to future growth.
Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was $4.3 million, which was primarily due to an $18.1 million change in fiduciary liabilities and $1.0 million in proceeds from the exercise of stock options, partially offset by $13.0 million of repayments of our revolving credit facility and a $0.7 million change in fiduciary receivables.

For the three months ended March 31, 2025, net cash provided by financing activities was $11.2 million, which was primarily due to a $16.2 million change in fiduciary liabilities, partially offset by $4.0 million of repayments of our long-term debt and a $1.0 million change in fiduciary receivables.
Contractual Obligations and Commitments
As of March 31, 2026, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
There have been no material changes as of March 31, 2026, to our contractual obligations from those described in our Annual Report on Form 10-K.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated results of operations for each of the quarterly periods presented. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. You should read the following unaudited quarterly consolidated results of operations in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(In thousands)	2024	2024	2024	2025	2025	2025	2025	2026
Revenues:
Commission income	$24,208	$25,549	$24,137	$22,707	$32,062	$33,916	$33,318	$29,034
Fee income	8,202	8,271	7,366	6,646	10,004	10,449	10,449	8,761
Total commissions and fees	$32,410	$33,820	$31,503	$29,353	$42,066	$44,365	$43,767	$37,795

Operating expenses:
Agent commissions	9,646	10,014	9,146	8,940	12,736	13,840	13,549	11,352
Employee compensation and benefits	1,154	1,210	971	1,321	1,424	1,662	1,055	1,542
General and administrative	2,096	1,931	2,097	1,976	2,657	2,138	3,252	3,580
Share-based compensation expense	72	74	79	84	104	111	11,121	6,876
IPO transaction costs	—	—	—	531	2,943	4,966	473	—
Amortization expense	737	782	820	874	912	948	979	1,004
Total operating expenses	$13,705	$14,011	$13,113	$13,726	$20,776	$23,665	$30,429	$24,354

Income from operations	$18,705	$19,809	$18,390	$15,627	$21,290	$20,700	$13,338	$13,441

Other income (expense):
Interest income	255	256	201	169	247	281	226	165
Interest expense	(5,114)	(3,771)	(3,117)	(2,401)	(5,868)	(5,518)	(4,456)	(3,531)
Loss on extinguishment of debt	(5,426)	—	—	—	—	—	—	—
Other income	—	—	—	—	—	—	—	—
Income before income tax expense	$8,420	$16,294	$15,474	$13,395	$15,669	$15,463	$9,108	$10,075

Income tax expense	2,147	4,201	3,862	3,456	4,049	3,952	4,765	2,726

Net income	$6,273	$12,093	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349

Accretion adjustment to redeemable preferred stock	(3,276)	(3,360)	(3,408)	(3,381)	(3,467)	(3,555)	(34)	—
Allocation to participating preferred stock	(928)	(2,703)	(2,540)	(2,030)	—	(2,463)	(14)	—
Cash dividend paid on redeemable preferred stock	—	—	—	—	(54,170)	—	—	—
Net income available to common stockholders	$2,069	$6,030	$5,664	$4,528	$(46,017)	$5,493	$4,295	$7,349
Adjusted EBITDA and Adjusted EBITDA (Basic and Diluted) Per Share:

The table below presents a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA (basic and diluted) per share to basic earnings (loss) and diluted earnings (loss) per share of common stock, respectively (the most directly comparable GAAP measure), for each of the quarterly periods presented.

	Three months ended
	June 30,		September 30,		December 31,		March 31,		June 30,		September 30,		December 31,	March 31,
(In thousands)	2024		2024		2024		2025		2025		2025		2025	2026
Net income	$6,273		$12,093		$11,612		$9,939		$11,620		$11,511		$4,343	$7,349
Interest expense (net of interest income)	4,859		3,515		2,916		2,232		5,621		5,237		4,230	3,366
Income tax expense	2,147		4,201		3,862		3,456		4,049		3,952		4,765	2,726
Loss on extinguishment of debt	5,426		—		—		—		—		—		—	—
Amortization expense	737		782		820		874		912		948		979	1,004
Share-based compensation	72		74		79		84		104		111		11,121	6,912
Corporate transaction related	100		—		—		531		2,943		4,966		473	176
One-time expenses	115		115		—		—		—		—		—	33
Adjusted EBITDA	$19,729		$20,780		$19,289		$17,116		$25,249		$26,725		$25,911	$21,566

Weighted average Common Stock outstanding - Basic	93,350,000		93,350,000		93,350,000		93,350,000		93,350,000		93,350,000		138,069,793	138,240,994
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000		41,850,000		41,850,000		41,850,000		41,850,000		41,850,000		454,891	—
Adjusted Weighted average Common Stock outstanding - Basic	135,200,000		135,200,000		135,200,000		135,200,000		135,200,000		135,200,000		138,524,684	138,240,994

Basic earnings (loss) per share	$0.02		$0.06		$0.06		$0.05		$(0.49)		$0.06		$0.03	$0.05
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders (3)	0.04	—	0.05	—	0.05	—	0.05	—	0.61	—	0.05	—	0.04	—
Other adjustments to earnings (loss) per share (4)	0.09		0.03		0.03		0.03		0.07		0.08		0.12	0.11
Adjusted EBITDA per share (basic)	$0.15		$0.15		$0.14		$0.13		$0.19		$0.20		$0.19	$0.16

Weighted average Common Stock outstanding - Diluted	93,350,000		93,350,000		93,350,000		93,350,000		93,350,000		97,262,548		147,676,485	145,756,044
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000		41,850,000		41,850,000		41,850,000		41,850,000		41,850,000		454,891	—
Adjusted weighted average Common Stock outstanding - Diluted	135,200,000		135,200,000		135,200,000		135,200,000		135,200,000		139,112,548		148,131,376	145,756,044

Diluted earnings (loss) per share	$0.02		$0.06		$0.06		$0.05		$(0.49)		$0.06		$0.03	$0.05
Effect of conversion of redeemable, convertible preferred stock (3)	0.04	—	0.05	—	0.05	—	0.05	—	0.61	—	0.05	—	0.04	—
Other adjustments to earnings (loss) per share (4)	0.09		0.03		0.03		0.03		0.07		0.08		0.10	0.10
Adjusted EBITDA per share (diluted)	$0.15		$0.15		$0.14		$0.13		$0.19		$0.19		$0.17	$0.15

Net income margin	19.4%		35.8%		36.9%		33.9%		27.6%		25.9%		9.9%	19.4%
Adjusted EBITDA margin	60.9%		61.4%		61.2%		58.3%		60.0%		60.2%		59.2%	57.1%

Adjusted Net Income and Adjusted Earnings (Basic and Diluted) Per Share:

The table below presents a reconciliation of Adjusted net income to net income (the most directly comparable GAAP measure), as well as our Adjusted earnings (basic and diluted) per share to basic earnings (loss) and diluted earnings (loss) per share of common stock, respectively (the most directly comparable GAAP measure), for each of the quarterly periods presented.

	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
(In thousands, except share and per share data)	2024	2024	2024	2025	2025	2025	2025	2026
Net income	$6,273	$12,093	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349
Income tax expense	2,147	4,201	3,862	3,456	4,049	3,952	4,765	2,726
Loss on extinguishment of debt	5,426	—	—	—	—	—	—	—
Amortization expense	737	782	820	874	912	948	979	1,004
Share-based compensation	72	74	79	84	104	111	11,121	6,912
Corporate transaction related expenses	100	—	—	531	2,943	4,966	473	176
One-time expenses	115	115	—	—	—	—	—	33
Adjusted Income before income tax expense	$14,870	$17,265	$16,373	$14,884	$19,628	$21,488	$21,681	$18,200
Adjusted income taxes (1)	$(3,792)	$(4,451)	$(4,087)	$(3,840)	$(5,072)	$(5,492)	$(6,346)	$(4,790)
Adjusted net income	$11,078	$12,814	$12,286	$11,044	$14,556	$15,997	$15,335	$13,410

Weighted average Common Stock outstanding - Basic	93,350,000	93,350,000	93,350,000	93,350,000	93,350,000	93,350,000	138,069,793	138,240,994
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000	41,850,000	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—
Adjusted Weighted average Common Stock outstanding - Basic	135,200,000	135,200,000	135,200,000	135,200,000	135,200,000	135,200,000	138,524,684	138,240,994

Basic earnings (loss) per share	$0.02	$0.06	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(3)	0.04	0.05	0.05	0.05	0.61	0.05	0.04	-
Other adjustments to earnings (loss) per share (4)	0.05	0.01	0.01	0.01	0.03	0.04	0.09	0.06
Adjusted income taxes per share	(0.03)	(0.03)	(0.03)	(0.03)	(0.04)	(0.04)	(0.05)	(0.04)
Adjusted basic earnings per share	$0.08	$0.09	$0.09	$0.08	$0.11	$0.12	$0.11	$0.10

Weighted average Common Stock outstanding - Diluted	93,350,000	93,350,000	93,350,000	93,350,000	93,350,000	97,262,548	147,676,485	145,756,044
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	41,850,000	41,850,000	41,850,000	41,850,000	41,850,000	41,850,000	454,891	-
Adjusted weighted average Common Stock outstanding - Diluted	135,200,000	135,200,000	135,200,000	135,200,000	135,200,000	139,112,548	148,131,376	145,756,044

Diluted earnings (loss) per share	$0.02	$0.06	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05
Effect of conversion of redeemable, convertible preferred stock (3)	0.04	0.05	0.05	0.05	0.61	0.05	0.03	-
Other adjustments to earnings (loss) per share (4)	0.05	0.01	0.01	0.01	0.03	0.04	0.08	0.06

Adjusted income taxes per share	(0.03)	(0.03)	(0.03)	(0.03)	(0.04)	(0.04)	(0.04)	(0.03)
Adjusted diluted earnings per share	$0.08	$0.09	$0.09	$0.08	$0.11	$0.11	$0.10	$0.09

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
(4)Other adjustments to earnings (loss) represent loss on extinguishment of debt, amortization expense, income tax expense, share-based compensation, corporate transaction related expenses, and one-time expenses.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period. We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to policy cancellations for revenue recognition and capitalization of internally developed software and amortization. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements

We currently qualify as an EGC under the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same periods as private companies. We are electing to use the extended transition periods available under the JOBS Act for complying with new or revised accounting standards and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2025. Refer to Note 2, 'Significant Accounting Policies', in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of March 31, 2026, approximated their carrying values due to their short-term nature and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity or derivative securities.
As of March 31, 2026, under our 2025 Amended and Restated Credit Agreement, we had $227.0 million of principal balance outstanding on our revolving credit facility with $33.0 million in available capacity. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. An immediate hypothetical 1% change in interest rates on our borrowings would have a $2.3 million annual pre-tax effect on our condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated April 10, 2025, by and among the Company, Neptune Flood and Neptune Insurance Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on September 3, 2025).

3.1
Second Amended and Restated Certificate of Incorporation of Neptune Insurance Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2026).

3.2
Second Amended and Restated Bylaws of Neptune Insurance Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2026).

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

10.8⸸*
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 10, 2025, by and among Neptune Insurance Holdings Inc., Neptune Flood Incorporated, the financial institutions party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 12, 2025).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________________________________________

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

Neptune Insurance Holdings Inc.

Date: April 29, 2026	By:	/s/ Trevor Burgess
Trevor Burgess Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: April 29, 2026	By:	/s/ Jim Steiner
Jim Steiner Chief Financial Officer and Director
(Principal Financial Officer)