Form 10-Q
period 2026-06-30
Neptune Insurance Holdings Inc.
filed 2026-07-27
CIK 2067129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, the registrant had outstanding 93,798,090 shares of Class A common stock and 43,435,000 shares of Class B common stock, each with a par value of $0.00001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,553	$8,036
Fiduciary cash	59,493	32,512
Fiduciary receivable	6,728	5,375
Commissions and fees receivable	3,890	4,080
Prepaid expenses and other current assets	773	1,309
Income tax receivable	578	1,150
Total current assets	89,015	52,462

Intangible assets, net	428	466
Internally developed software, net	6,219	6,030
Goodwill	3,793	3,793
Deferred tax assets	1,192	802
Deferred financing asset	1,567	1,746
Total assets	$102,214	$65,299

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	10,995	10,141
Commissions payable	6,117	3,788
Insurance company payables	30,607	18,946
Income tax payable	75	—
Accrued expenses	1,047	977
Premium deposits	35,614	18,941
Total current liabilities	84,455	52,793

Revolving credit facility	240,000	240,000
Total liabilities	$324,455	$292,793

Stockholders’ deficit:

Class A common stock,$0.00001 par value, 428,422,036 and 428,422,036 shares authorized;93,773,525 and 94,718,530 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value, 51,577,964 and 51,577,964 shares authorized; 43,435,000 and 43,435,000 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Accumulated deficit	(491,206)	(514,351)
Additional paid-in capital	268,964	286,856
Total stockholders’ deficit	(222,241)	(227,494)

Total liabilities and stockholders’ deficit	$102,214	$65,299
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Commissions and fees	$55,872	$42,066	$93,667	$71,419

Operating expenses:
Agent commissions	16,524	12,736	27,876	21,676
Employee compensation and benefits	8,429	1,528	16,847	2,933
General and administrative	3,351	5,600	6,931	8,107
Amortization expense	1,017	912	2,021	1,786
Total operating expenses	29,321	20,776	53,675	34,502

Income from operations	26,551	21,290	39,992	36,917

Other income (expense):
Interest income	262	247	427	416
Interest expense	(3,626)	(5,868)	(7,157)	(8,269)
Income before income tax expense	23,187	15,669	33,262	29,064

Income tax expense	7,391	4,049	10,117	7,505

Net income	$15,796	$11,620	$23,145	$21,559

Accretion adjustment to redeemable preferred stock	—	(3,467)	—	(6,848)
Allocation to participating preferred stock	—	—	—	(2,030)
Cash dividend paid on redeemable preferred stock	$—	(54,170)	$—	(54,170)
Net income available to common stockholders	$15,796	$(46,017)	$23,145	$(41,489)

Net income per share of common stock:
Class A and Class B Common Stock
Basic	$0.11	$(0.49)	$0.17	$(0.44)
Diluted	$0.11	$(0.49)	$0.16	$(0.44)
Weighted average shares of common stock outstanding:
Class A and Class B Common Stock
Basic	137,803,040	93,350,000	138,020,808	93,350,000
Diluted	146,193,258	93,350,000	145,973,442	93,350,000
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable, Convertible Preferred Stock and Stockholders’ Deficit
(In thousands)
(Unaudited)

	Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	94,719	$1	43,435	$—	$286,856	$(514,351)	$(227,494)
Share-based compensation	—	—	—	—	6,876	—	6,876
Issuance of common stock upon exercise of stock options	189	—	—	—	1,047	—	1,047
Common stock withheld related to net share settlement of equity awards	(40)	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	—	—	7,349	7,349
Balance at March 31, 2026	94,868	$1	43,435	$—	$293,643	$(507,002)	$(213,358)
Share-based compensation		—	—	—	6,947	—	6,947
Issuance of common stock upon exercise of stock options	144	—	—	—	790	—	790
Common stock withheld related to net share settlement of equity awards	(19)	—	—	—	(547)	—	(547)
Common stock repurchased and retired	(1,219)	—	—	—	(31,869)	—	(31,869)
Net income	-	—	—	—	—	15,796	15,796
Balance at June 30, 2026	93,774	$1	43,435	$—	$268,964	$(491,206)	$(222,241)

	Stockholders’ Deficit
	Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount

Balance at December 31, 2024	41,850	$240,473		93,350	$1	$337	$(366,326)	$(365,988)
Share-based compensation	—	—		—	—	84	—	84
Accretion of redeemable, convertible preferred stock	—	3,381		—	—	—	(3,381)	(3,381)
Net income	—	—		—	—	—	9,939	9,939
Balance at March 31, 2025	41,850	$243,854		93,350	$1	$421	$(359,768)	$(359,346)
Cash dividend paid	—	—		—	—	—	(175,000)	(175,000)
Share-based compensation	—	—		—	—	104	—	104
Accretion of redeemable, convertible preferred stock	—	3,468		—	—	—	(3,468)	(3,468)
Net income	—	—		—	—	—	11,620	11,620
Balance at June 30, 2025	41,850	$247,322	247322000	93,350	$1	$525	$(526,616)	$(526,090)
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$23,145	$21,559
Adjustments to reconcile net income to cash provided by operating activities:
Amortization expense	2,021	1,786
Amortization of deferred financing costs	179	237
Share-based compensation	13,823	187
Deferred income taxes	(390)	(15)
(Increase) decrease in operating assets:
Commissions and fees receivable	190	(592)
Income tax receivable	572	(705)
Prepaid expenses and other current assets	536	(152)
Deferred financing asset	—	(36)
Increase (decrease) in operating liabilities:
Accounts payable	854	1,374
Commissions payable	2,329	2,338
Income tax payable	75	(4,781)
Accrued expenses	70	1,764
Net cash provided by operating activities	43,404	22,964

Cash flows from investing activities:
Internally developed software	(2,171)	(1,884)
Net cash used in investing activities	(2,171)	(1,884)

Cash flows from financing activities:
Change in fiduciary receivables	(1,353)	(831)
Change in fiduciary liabilities	28,334	26,615
Repayments of 2024 Term Loan	—	(135,000)
Proceeds from 2025 Term Loan	—	301,000
Repayments of 2025 Term Loan	—	(7,000)
Proceeds from revolving credit facility	24,000	—
Repayments of revolving credit facility	(24,000)	—
Repurchase of common stock	(31,869)	—
Payment of deferred financing fees and prepayment penalty	—	(477)
Proceeds from exercise of stock options	1,837	—
Taxes paid related to net share settlement of equity awards	(1,684)	—
Cash dividend paid	—	(175,000)
Net cash provided by (used in) financing activities	(4,735)	9,307

Net increase in cash and cash equivalents and fiduciary cash	36,498	30,387

Cash and cash equivalents and fiduciary cash:
Beginning of period	40,548	28,065

End of period	$77,046	$58,452

Cash and cash equivalents	$17,553	$11,697
Fiduciary cash	59,493	46,755

Total cash and cash equivalents and fiduciary cash	$77,046	$58,452
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
Basis of Presentation: The consolidated financial statements of Neptune Holdings, including the consolidated balance sheet as of June 30, 2026, the consolidated statements of income, the consolidated statements of changes in redeemable, convertible preferred stock and stockholders’ deficit, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Commission regarding interim financial reporting and are unaudited. The consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results expected for the full year or for any future years or interim periods. The condensed consolidated financial statements are presented in U.S. Dollars. All amounts are presented in thousands, except per share data and where otherwise noted.
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

Note 2. Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from those disclosed in Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to that report for a full description of those policies.
Recent Accounting Pronouncements:
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2025. Refer to Note 2, "Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

Note 3. Revenue
The Company’s revenue is derived from the sale of insurance policies and is primarily comprised of commission income and fee income. The Company's revenue recognition accounting policies for those sources of income and related contract costs are described in Note 3, "Revenue," of the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three and six months ended June 30, 2026. The disclosures below should be read in conjunction with that note.
Disaggregation of Revenue
The following table disaggregates revenue by source for the:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Commission income	$42,531	$32,062	$71,565	$54,769
Fee income	13,341	10,004	22,102	16,650
Total revenues	$55,872	$42,066	$93,667	$71,419
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
The following table provides information about receivables and premium deposits as of:

(In thousands)	June 30, 2026	December 31, 2025

Commissions and fees receivable	$3,890	$4,080
Premium deposits	$35,614	$18,941
During the three and six months ended June 30, 2026, the Company recognized revenue of $2 and $5,797 related to the premium deposits balance at December 31, 2025.
Note 4. Revolving Credit Facility
The Company has a $260,000 revolving credit facility (the “Amended 2025 Revolver”) with a lender syndicate, which matures on November 10, 2030. At the Company's option, the interest rate on the Amended 2025 Revolver may be based on either ABR plus an applicable margin ranging from 0.75% to 2.00% or Term SOFR ranging from 1.75% to 3.00%, depending on the Company's total net leverage ratio of the prior fiscal quarter. As of June 30, 2026, the applicable interest rate was 5.9%. The Amended 2025 Revolver is secured by substantially all of the assets of the Company and its subsidiaries. The Company was in compliance with all financial covenants under the Amended 2025 Revolver as of June 30, 2026.
The following table summarizes the activity under the Amended 2025 Revolver for the six months ended June 30, 2026:

(In thousands)

Beginning balance, December 31, 2025	$240,000
Drawdown	24,000
Less repayments	(24,000)
Ending balance, June 30, 2026	$240,000

As of June 30, 2026, the Company had $20,000 of available borrowing capacity under the Amended 2025 Revolver. For the three and six months ended June 30, 2026, the weighted average interest rate on borrowings outstanding was 6.2% and 6.0%, respectively and the average outstanding balance was $233.5 million and $233.3 million, respectively. There have been no material changes to the terms of the Amended 2025 Revolver from those described in Note 5, 'Debt,' of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Note 5. Stockholders’ Deficit
The total number of shares of all classes of stock that the Company has the authority to issue is 500,000,000, consisting of 480,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), 428,422,036 shares of which are designated as Class A common stock, par value $0.00001 per share and 51,577,964 shares of which are designated as Class B common stock, par value $0.00001 per share, and 20,000,000 shares of Preferred Stock, par value $0.00001 per share. There were no shares of preferred stock issued or outstanding at June 30, 2026, and December 31, 2025.
Share Repurchase Program
On April 21, 2026, the Company's Board of Directors (the “Board”) approved a stock repurchase program (the “Repurchase Program”) authorizing the Company to repurchase, in the open market or through accelerated share repurchase, negotiated, or block transactions, up to $100.0 million of shares of the Company's Class A common stock. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, to the extent applicable, in accordance with the timing, price, and volume guidelines of Rule 10b-18. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and repurchases may be funded through cash from operations or borrowings under the Company's revolving credit facility. The Repurchase Program has no expiration date, will continue until suspended, terminated, or modified by the Board, and does not obligate the Company to repurchase any specific number or dollar amount of shares.

During the three months ended June 30, 2026, the Company repurchased 235,000 shares of Class A common stock under the Repurchase Program in open market transactions, consisting of 115,000 shares on June 2, 2026, at an average price of $25.49 per share and 120,000 shares on June 3, 2026, at an average price of $24.64 per share, for an aggregate purchase price of $5.9 million, excluding commissions, at a weighted average price of $25.05 per share. As of June 30, 2026, approximately $94.1 million remained available for repurchases under the Repurchase Program.
Repurchase Concurrent with the May 2026 Secondary Offering
In May 2026, the Company completed an underwritten registered secondary offering pursuant to which certain selling stockholders of the Company sold shares of the Company's Class A common stock. The Company did not sell any shares in, and did not receive any proceeds from, the offering. Concurrently with the offering, pursuant to a separate authorization of the Board of Directors dated May 13, 2026, the Company repurchased 984,140 shares of Class A common stock from the underwriters at a price of $26.40 per share, equal to the price at which the underwriters purchased the shares from the selling stockholders (the public offering price less the underwriting discount), for an aggregate purchase price of $26.0 million. The repurchase settled on May 15, 2026. This repurchase was authorized separately from, and did not reduce the amount available under, the Repurchase Program.

Retirement of Repurchased Shares
All shares repurchased during the three months ended June 30, 2026, were retired promptly upon settlement and resumed the status of authorized but unissued shares of Class A common stock. The Company accounts for repurchases of its Class A common stock as constructive retirements, and accordingly no treasury stock is reported. The par value of the retired shares is charged to Class A common stock, and the Company has elected to charge the entire excess of the repurchase cost over par value to additional paid-in capital. During the three months ended June 30, 2026, the Company repurchased and retired a total of 1,219,140 shares of Class A common stock for aggregate consideration of $31.9 million, excluding commissions paid relating to open market repurchases, substantially all of which was charged to additional paid-in capital. No repurchases occurred during the three months ended March 31, 2026. The repurchase and retirement of shares is a capital transaction, and no gain or loss was recognized.

The following table summarizes the Company's repurchases of Class A common stock during the three months ended June 30, 2026:

Trade date	Authorization	Shares	Average price per share	Aggregate purchase price
May 15, 2026 (settlement)	Separate Board authorization (May 13, 2026), concurrent with secondary offering	984,140	$26.40	$25,981,296
June 2, 2026	Repurchase Program	115,000	$25.49	$2,931,178
June 3, 2026	Repurchase Program	120,000	$24.64	$2,956,308
		1,219,140	$26.14	$31,868,782
Amounts in the table exclude commissions of $4.7 million on the June 2026 open market repurchases. Average prices are presented exclusive of commissions.
Excise Tax
The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the fair market value of net repurchases of stock by covered corporations after December 31, 2022. Any excise tax incurred on share repurchases is recognized as a direct cost of the repurchase and recorded as a reduction of additional paid-in capital. As of June 30, 2026, the Company had not recorded a liability for the excise tax because qualifying issuances of Class A common stock during the taxable year to date exceeded the fair market value of shares repurchased.

The following table presents a rollforward of the Company's Common Stock issued and outstanding as of June 30, 2026:

	Class A Common Stock	Class B Common Stock
Outstanding as of December 31, 2025	94,718,530	43,435,000
Exercise of options(1)	274,135	—
Common stock repurchased and retired	(1,219,140)	—
Outstanding as of June 30, 2026	93,773,525	43,435,000

(1) Net of income tax withholding by the Company on behalf of the employee.

Class A Common Stock
Holders of the Company's Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. Holders of Class A common stock vote together with holders of Class B common stock as a single class, except as otherwise required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the Board out of legally available funds, on a ratable per share basis. Upon liquidation, dissolution, or winding up of the Company, and subject to the rights of any preferred stock outstanding, holders of Class A common stock are entitled to share ratably in the Company's remaining assets available for distribution.
Class B Common Stock
Holders of the Company's Class B common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. Holders of Class B common stock vote together with holders of Class A common stock as a single class, except as otherwise required by law.

Holders of Class B common stock are entitled to receive dividends when and if declared by the Board out of legally available funds on the same basis as holders of Class A common stock. Upon liquidation, dissolution, or winding up of the Company, and subject to the rights of any preferred stock outstanding, holders of Class B common stock are entitled to share ratably in the Company's remaining assets available for distribution.
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

Note 6. Share-Based Compensation Plan
The Company's accounting policies for share-based compensation are described in Note 7, 'Share-Based Compensation,' of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three and six months ended June 30, 2026. The disclosures below should be read in conjunction with that note.
Stock Options

During the three and six months ended June 30, 2026, the Company did not grant stock option awards and no stock option awards were forfeited. As of June 30, 2026, no unrecognized compensation remains for Time-Based and Performance Based stock options as they are fully vested.

A summary of stock option activity during the three and six months ended June 30, 2026, is presented below:

	Time Based				Performance Based
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,351,430	5.80	8.2	$101,658	4,426,955	5.79	8.3	$103,445
Granted	0	0.00			0	0.00
Exercised	(91,500)	5.53			(97,981)	5.52
Forfeited	0	0.00			0	0.00
Expired	0	0.00			0	0.00
Outstanding as of March 31, 2026	4,259,930	5.80	7.8	$75,087	4,328,974	5.80	7.8	$76,326
Exercisable as of March 31, 2026	4,259,930	5.80	7.8	$75,087	4,328,974	5.80	7.8	$76,326
Granted	0	0.00			0	0.00
Exercised	(86,278)	5.50			(57,603)	5.50
Forfeited	0	0.00			0	0.00
Expired	0	0.00			0	0.00
Outstanding as of June 30, 2026	4,173,652	5.81	7.5	$102,964	4,271,371	5.80	7.5	$105,406
Exercisable as of June 30, 2026	4,173,652	5.81	7.5	$102,964	4,271,371	5.80	7.5	$105,406

Restricted Stock Units (“RSUs”)

During the three and six months ended June 30, 2026, 1,104 RSUs were forfeited. No RSU grants or vesting occurred during the three and six months ended June 30, 2026. As of June 30, 2026, there were 4,176,384 RSUs outstanding with a weighted-average grant-date fair value of 20.04 per unit and a weighted-average remaining service period of 2.25 years. No RSUs were issued during the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2026, the Company recognized $6,947 and $13,824 of share-based compensation expense related to RSUs, which is included in employee compensation and benefits expense in the condensed consolidated statements of income. As of June 30, 2026, unrecognized compensation cost related to unvested RSUs was $62,900, which is expected to be recognized over a weighted-average period of 2.25 years.

Note 7. Income Taxes
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 31.9% and 30.4%, respectively, and differed from the U.S. federal statutory rate primarily due to limitations on deductions for officer compensation and state income taxes, partially offset by the excess benefits of stock compensation. The Company's effective tax rate for the three and six months ended June 30, 2025 was 25.8% and 25.8%, respectively, and differed from the U.S. federal statutory rate primarily due to state income taxes.
Note 8. Related-Party Transactions
Rent Expense
In February 2021, the Company entered into a month-to-month operating lease agreement for office space for management and administrative services at a rate of $12 per month from an affiliate of the Company’s executive and principal stockholder. Rent expense was $36 and $72, respectively, for the three and six months ended June 30, 2026 and $36 and $72, respectively for the three and six months ended June 30, 2025, which were included in general and administrative expense in the condensed consolidated statements of income.

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
For the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, respectively, the Company did not have revenue from any one customer that was greater than 10% of condensed consolidated revenue.

Note 10. Earnings (Loss) Per Share
The following table sets forth the computation of basic and dilutive earnings (loss) per share for the:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Basic and Diluted Shares
Numerator:
Net income	$15,796	$11,620	$23,145	$21,559
Less: accretion adjustment to redeemable preferred stock (1)	—	(3,467)	—	(6,848)
Less: allocation to participating preferred stock	—	—	—	(2,030)
Less: cash dividend paid on redeemable preferred stock	—	(54,170)	—	(54,170)
Net income available to common stockholders (2)	$15,796	$(46,017)	$23,145	$(41,489)

Denominator:
Weighted average Common Stock outstanding – Basic
Class A Common Stock	94,368,040	93,350,000	94,585,808	93,350,000
Class B Common Stock	43,435,000	—	43,435,000	—
Weighted average Common Stock outstanding – Basic	137,803,040	93,350,000	138,020,808	93,350,000
Basic earnings per share - Class A Class B Common Stock	$0.11	$(0.49)	$0.17	$(0.44)

Weighted average Common Stock outstanding Class A Class B Common Stock – Basic	137,803,040	93,350,000	138,020,808	93,350,000
Dilutive shares from stock options	6,672,184	—	6,581,966	—
Dilutive shares from RSUs	1,718,034	—	1,370,668	—
Total weighted average Class A and Class B Common Stock outstanding – Diluted	146,193,258	93,350,000	145,973,442	93,350,000
Diluted earnings per share - Class A and Class B Common Stock	$0.11	$(0.49)	$0.16	$(0.44)
The potential shares of common stock that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Time Vesting Options (3)	—	5,784,000	—	5,784,000
Performance Vesting Options (4)	—	5,784,000	—	5,784,000
_____________________________________________________________________
(1)Represents the accretion of the redeemable preferred stock to its redemption value and includes both the effect of cumulative undeclared dividends and the accretion of issuance costs for the applicable periods.
(2)Net income (loss) available to common stockholders for the three and six months ended June 30, 2025, included $2.9 million and $3.5 million of IPO transaction costs that were reimbursed to the Company by the selling stockholders on October 2, 2025.

(3)The Time Vesting Options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2025, as their inclusion would have been anti-dilutive.
(4)Performance Vesting Options have a performance condition. For the three and six months ended June 30, 2025, the performance condition was not met and therefore, these options were excluded from the dilutive earnings per share computation.

Note 11. Commitments and Contingencies
The Company is, from time to time, party to various legal actions and is subject to various claims arising in the ordinary course of business from time to time. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 12. Subsequent events
On July 16, 2026, the Company repaid an additional $7.0 million under the Amended 2025 Revolver, reducing the outstanding balance to $233.0 million as of the date these financial statements were issued.

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

Overview
Neptune is a leading, high-growth, highly profitable, data-driven Managing General Agent ("MGA") that is revolutionizing the way homeowners and businesses protect against the growing risks of flooding. We offer a range of easy-to-purchase residential and commercial insurance products—including primary flood insurance, excess flood insurance, and parametric earthquake insurance—distributed through a nationwide network of agencies. Neptune does not take any balance sheet insurance risk or have claims handling responsibility relating to the policies we sell. We underwrite and administer the issuance of insurance policies on behalf of a diverse panel of insurance and reinsurance companies, whom we refer to as capacity providers, that manage both this risk and the associated claims handling. From day one, we have built our business on a foundation of advanced data science and AI, leveraging proprietary ML algorithms, which has led to superior underwriting results, outsized growth, recurring revenue, and robust margins.
Technology and data science are the foundation of Neptune’s business model, driving our three core pillars:
•Our Underwriting Engine: Our entirely digital underwriting engine, Triton, uses advanced technology, including proprietary AI and ML models, without any human underwriters, to assess risk with speed and precision. Powered by predictive analytics and loss estimation, Triton has enabled our policies to consistently outperform the National Flood Insurance Program (“NFIP") in written loss ratio despite 21 landfall hurricanes—including 4 of the 10 largest flood events in U.S. history—taking place since Neptune’s founding.
•Our Risk Relationships: Our risk relationships are built on performance and trust, and as of June 30, 2026, we had 45 capacity providers, including 37 reinsurance providers, backing 8 distinct insurance programs to help minimize concentration risk while delivering consistent returns. In turn, the accuracy of our risk assessment and our precision pricing have delivered hundreds of millions of dollars of underwriting profit for our capacity providers since inception, leading to high rates of capacity renewals and increases in committed capacity at improved economic terms.
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
We operate as an MGA, with a highly attractive, recurring, fee-based revenue model derived from two primary sources: commissions paid by capacity providers, and fees paid by policyholders. Commissions are calculated as a negotiated percentage of premium for each policy. Given our strong retention rates to date, we believe that we have a high degree of visibility into our future revenue streams. For the three and six months ended June 30, 2026, our eligible policy retention rate at renewal was 86.0% and 86.1%, respectively, and our premium retention rate at renewal was 92.1% and

92.4%, respectively. The difference between policy and premium retention rates reflects increases to the rates charged to renewing policyholders.
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
Reliance on Relationships with Capacity Providers, Third-Party Agents and Brokers
We do not bear the balance sheet insurance risk or claims handling responsibility relating to the policies sold and, as a result, our ability to support and service the policies we provide is dependent on the capacity and appetite of our capacity providers to assume flood risk. If we are unable to maintain profitable portfolios for our capacity providers or if our relationship with them is undermined for any reason, capacity providers may be unwilling to provide insurance capacity to us, or our insurance carriers may seek to amend our agreements with them. This could happen for various reasons, including for competitive or regulatory reasons, because of an insurance carrier’s reluctance to distribute their products through our platform, because they decide to rely on their own internal flood insurance providers or products or elect not to insure or reinsure flood risk generally, or because they decide not to distribute insurance products in individual markets in certain geographies or altogether. Additionally, conditions in the broader insurance and reinsurance markets may influence the ability or willingness of our capacity providers to underwrite flood insurance risk and in turn impact the capacity we receive or the commissions and other terms we are able to negotiate with our capacity providers. For example, in 2023, significant insured losses and increasing demand for reinsurance led the property catastrophe reinsurance market to experience price increases, heightened “attachment points” where primary insurers became responsible for a greater portion of initial losses before reinsurance coverage became available to them, and stricter terms and conditions for reinsurance coverage. These changes were driven by factors such as significant insured losses and increased demand for reinsurance, leading to fewer participants in the property catastrophe reinsurance market. Although this development did not impact the underwriting capacity we were able to secure from our capacity providers in the flood insurance market, industry-wide constraints could limit our growth in the future if capacity providers elect to exit the flood insurance market, limit the capacity they provide, or become more selective in providing insurance or reinsurance coverage. See “Risk Factors - Risks Relating to our Business and Industry - An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business” and “We may be negatively affected by the cyclicality of the markets and industry in which we operate” in our Annual Report on Form 10-K. Our results benefit from stable, long-term relationships with our capacity providers—currently, we place our policies through a panel of highly rated insurers and reinsurers who have committed significant capital to our program. If we are not able to effectively manage our relationships with our key capacity providers, if one of our key capacity providers were to reduce its desired exposure, if reinsurance costs spike dramatically, or if we were to otherwise lose one or more of our key capacity providers or were to experience a significant reduction in such provider’s capacity, it might require us to shift business to alternative capacity providers, if any are available, or potentially accept lower commission rates to maintain coverage availability or might otherwise materially and adversely impact our business, financial condition, results of operations, growth potential, reputation in the market, and our ability to sustain our business. See “Risk Factors - Risks Relating to our Business and Industry - Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K. We mitigate this risk by diversifying our capacity provider panel and through our ability to continually deliver profitable results through our data-driven underwriting. In addition, we have expanded our panel of capacity providers from 2 capacity providers as of December 31, 2018, to 45 capacity providers as of the date of this Quarterly Report on Form 10-Q.
Additionally, our ability to distribute the policies we offer is dependent on our distribution model, which relies on third-party agents and brokers. As of June 30, 2026, our insurance agent and broker partners were responsible for over 96% of our policies in force, supported by our in-house sales team and technology integrations. This distribution model exposes us to meaningful third-party risks. Any failure by our agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business. See “Risk Factors - Risks Relating to our Business and Industry - Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business” in our Annual Report on Form 10-K. We mitigate this risk by diversifying the third-party agents and brokers that we use in our distribution model.
Impact of Climate and Catastrophic Events on Demand for Flood Insurance
Our growth and success are dependent on property owners and tenants continuing to purchase flood insurance from us, in turn increasing the revenue we generate from commissions and policy fees. High-profile flood events, including Hurricane Ida (2021), Hurricane Ian (2022), Hurricane Helene (2024), and Hurricane Milton (2024), tend to raise consumer awareness and demand for flood insurance, potentially increasing our policy sales and, as a result, our commissions and fees in subsequent periods. Increases in flood risk, or the perception of increases in flood risk, in areas believed to have lower flood risk today (e.g., non-coastal regions that have not historically been considered to be flood-prone) could also increase demand for flood insurance in those areas. Alternatively, significant increases in insured losses due to increasing frequency and intensity of storms could result in additional governmental regulation aimed at mitigating the impact of natural disasters, including stricter building codes or incentives for risk mitigation measures, that could change the dynamics of the housing markets in which we provide flood insurance, could lead to incentives for homeowners to seek private flood insurance coverage, or could cause our capacity providers to exit from, or reduce their exposure to, significant flood events and other natural disasters. In contrast, slower than expected storm seasons can limit demand for new flood insurance policies, potentially decreasing our policy sales and, as a result, our commissions and fees and revenues in subsequent periods. However, slower than expected storm seasons are also likely to result in lower insured losses experienced by our capacity providers, which would allow us to deliver further improved written loss ratios for our capacity providers. See also “Risk Factors - Risks Relating to our Business and Industry - Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K.
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
Investments in Technology
Our success is due in large part to our data science-driven approach to our underwriting technology platform. Our results of operations are favorably impacted by automation in policy quoting, binding, and administration, which allows us to handle a growing book of business with relatively low incremental operating expense. Continued investment in our platform, including the integration of our acquired data science capabilities, is important to maintain the efficiency edge we see as a key competitive advantage. However, these investments also lead to higher amortization expense over time as we capitalize software development costs. We expect to continue balancing operating expense growth with revenue growth, and periods of heavy investment in technology or hiring can increase our cost base.
Regulatory Changes
We operate in a highly regulated industry, subject to regulatory oversight in the 50 states and Washington, D.C. where we are qualified to do business, and regulatory factors at the federal and state level may impact our ability to sell insurance policies. This extensive regulatory framework governs consumer protections and data security, exposing our business to significant litigation and compliance risks. See “Risk Factors - Risks Relating to Regulatory and Legal Matters - The insurance business is extensively regulated, and changes in regulation may reduce our profitability and limit our growth” in our Annual Report on Form 10-K. In addition, as an MGA, we are subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions in which we operate. These licenses are subject to periodic renewal and compliance with jurisdiction-specific regulations, including recordkeeping, tax reporting, and Excess & Surplus ("E&S") lines filing requirements. Any failure to meet these obligations could result in fines, penalties, or suspension of our licenses, which would impair our ability to operate in affected jurisdictions. We must also verify that our third-party agents and brokers maintain required licenses and comply with the conditions of our delegated binding authorities. Failure to monitor and verify the licensing status of agents and brokers could result in the termination of carrier binding authorities and/or increased regulatory risk. See “Risk Factors - Risks Relating to Regulatory and Legal Matters - Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business” and “Risk Factors - Risks Relating to Regulatory and Legal Matters - Regulatory and licensing requirement changes could disrupt operations or increase compliance costs and restrict our ability to conduct our business” in our Annual Report on Form 10-K.
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
Each policyholder’s insurance contract is for a period of one year and can only be canceled by the policyholder prior to expiration for a limited set of reasons, most often in conjunction with the sale of the underlying insured property. Prior to the expiration of the insurance contract, the risk is re-underwritten using the then-current version of Triton. If the risk still qualifies for an insurance contract, we present the policyholder with a renewal offer. For the three and six months ended June 30, 2026, 90% of the eligible renewal offers presented to policyholders were accepted, and the policyholder began a new one-year insurance contract. Upon the effective date of the renewal policy, commission is recognized. As Neptune receives its commission for the full policy year up front, we estimate a cancellation reserve for commissions for those policies that are expected to cancel during the term.
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

Amortization Expense
Our amortization expense primarily relates to capitalized software development costs for our proprietary technology platform. We capitalize the direct labor and software costs for developing new features or capabilities of our platform and amortize those costs, typically over a three-year useful life. Amortization expense has increased in recent years as we have continued to invest in our software, with significant additions in 2025, and during the three and six months ended June 30, 2026. These expenses will likely continue to grow modestly as we deploy new technology enhancements.
Transaction Costs
Transaction costs include professional fees and other expenses related to the IPO, which was completed in October 2025 and the secondary offering for the Company's Class A common stock which occurred in May 2026.
Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

Comparison of the Three And Six Months Ended June 30, 2026 and 2025
The following table provides an overview of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Commissions and fees	$55,872	$42,066	$93,667	$71,419
Operating expenses:
Agent commissions	$16,524	$12,736	$27,876	$21,676
Employee compensation and benefits	$1,481	$1,423	$3,023	$2,745
Share-based compensation	$6,947	$105	$13,824	$188
General and administrative	$3,460	$2,657	$6,865	$4,634
Amortization expense	$1,017	$912	$2,021	$1,786
IPO transaction costs	$(109)	$2,943	$67	$3,473
Total operating expenses	$29,321	$20,776	$53,675	$34,502
Income from operations	$26,551	$21,290	$39,992	$36,917
Other income (expense):
Interest income	$262	$247	$427	$416
Interest expense	$(3,626)	$(5,868)	$(7,157)	$(8,269)
Income tax expense	$7,391	$4,049	$10,117	$7,505
Net income	$15,796	$11,620	$23,145	$21,559
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Revenues:
Commission income	$42,531	$32,062	$10,469	32.7%	$71,565	$54,769	$16,796	30.7%
Fee income	$13,341	$10,004	$3,337	33.4%	$22,102	$16,650	$5,452	32.7%
Total revenues	$55,872	$42,066	$13,806	32.8%	$93,667	$71,419	$22,248	31.2%
Revenues increased to $55.9 million for the three months ended June 30, 2026, from $42.1 million for the three months ended June 30, 2025, representing an increase of $13.8 million, or 32.8%. Revenues increased to $93.7 million for the six months ended June 30, 2026, from $71.4 million for the six months ended June 30, 2025, representing an increase of $22.2 million, or 31.2%. This increase was in each case primarily driven by higher policy counts and premium volume, supported by policy renewals and new policy sales.
Commission income was $42.5 million for the three months ended June 30, 2026, compared to $32.1 million for the three months ended June 30, 2025, an increase of 32.7%. Commission income was $71.6 million for the six months ended June 30, 2026, compared to $54.8 million for the six months ended June 30, 2025, an increase of 30.7%. The increase was in each case primarily due to growth in written premium and an increase in average ceding commission.
Fee income was $13.3 million for the three months ended June 30, 2026, compared to $10.0 million for the same period in 2025, an increase of 33.4%. Fee income was $22.1 million for the six months ended June 30, 2026, compared to $16.7 million for the six months ended June 30, 2025, an increase of 32.7%. Although the average policy fee remained relatively stable, increased volumes of new business and higher renewal acceptance rates drove overall growth in fee income in both periods.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Operating expenses:
Agent commissions	$16,524	$12,736	$3,788	29.7%	$27,876	$21,676	$6,200	28.6%
Employee compensation and benefits	$1,472	$1,423	$49	3.4%	$2,978	$2,745	$233	8.5%
Share-based compensation	$6,957	$105	$6,852	NM	$13,869	$188	$13,681	NM
General and administrative	$3,460	$2,657	$803	30.2%	$6,865	$4,634	$2,231	48.1%
Amortization expense	$1,017	$912	$105	11.5%	$2,021	$1,786	$235	13.2%
IPO Transaction costs	$(109)	$2,943	$(3,052)	NM	$67	$3,473	$(3,406)	NM
Total operating expenses	$29,321	$20,776	$8,545	41.1%	$53,675	$34,502	$19,173	55.6%
NM - not meaningful

Total operating expenses were $29.3 million for the three months ended June 30, 2026, an increase of 41.1% compared to $20.8 million for the three months ended June 30, 2025. Total operating expenses were $53.7 million for the six months ended June 30, 2026, an increase of 55.6% compared to $34.5 million for the six months ended June 30, 2025. The primary drivers of these increases were higher share-based compensation costs associated with RSUs granted in 2025, higher agent commission costs, which are directly correlated with growth in our policy portfolio, and an increase in general and administrative costs.

Agent commission expenses were $16.5 million for the three months ended June 30, 2026, compared to $12.7 million for the three months ended June 30, 2025, representing a 29.7% increase. Agent commission expenses were $27.9 million for the six months ended June 30, 2026, compared to $21.7 million for the six months ended June 30, 2025, representing a 28.6% increase. The increase in commission expenses for the three and six months ended June 30, 2026 was primarily volume-driven, resulting from higher policy sales. Commission expense as a percentage of revenue declined year-over-year, reflecting normalized agent incentive activities three and six months ended June 30, 2026.
Employee compensation and benefits expenses were $1.5 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025, an increase of 3.4%. Employee compensation and benefits expenses were $3.0 million for the six months ended June 30, 2026, compared to $2.7 million for the six months ended June 30, 2025, an increase of 8.5%. The increase was primarily related to an increase in salary expense associated with higher employee headcount for the three and six months ended June 30, 2026.
Share-based compensation was $7.0 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Share-based compensation was $13.9 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The increases for three and six months ended June 30, 2026 were related to the recognition of share-based compensation expense associated with the RSUs granted in 2025.

General and administrative expenses were $3.5 million for the three months ended June 30, 2026, up 30.2% from $2.7 million in the same period in 2025. General and administrative expenses were $6.9 million for the six months ended June 30, 2026, up 48.1% from $4.6 million for the same period in 2025. This increase was primarily driven by higher advertising fees, sales-linked policy administration costs, and LLM maintenance costs.
Amortization expense for the three months ended June 30, 2026, was $1.0 million, compared to $0.9 million for the same period in 2025, representing an 11.5% increase. Amortization expense for the six months ended June 30, 2026, was $2.0 million, compared to $1.8 million for the same period in 2025, representing a 13.2% increase. The increases were attributable to higher amortization of capitalized software development costs, reflecting continued investment in our proprietary technology platform.

IPO Transaction costs recorded in the three and six months ended June 30, 2026, were $(0.1) million and $0.1 million, respectively, representing the Company's portion of the fees associated with the secondary Class A common stock offering that closed in May 2026. IPO Transaction costs recorded in the three and six months ended June 30, 2025, were $2.9 million and $3.5 million and reflect professional fees and other expenses related to our IPO, which was completed on October 2, 2025.
Interest Income (Expense) and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Other income (expense):
Interest income	$262	$247	$15	6.1%	$427	$416	$11	2.6%
Interest expense	$(3,626)	$(5,868)	$2,242	(38.2%)	$(7,157)	$(8,269)	$1,112	(13.4%)
Interest income for the three months ended June 30, 2026, was $0.3 million, compared to $0.2 million for the same period in 2025, reflecting a 6.1% increase. Interest expense was $3.6 million for the three months ended June 30, 2026, down from $5.9 million in the prior year, reflecting a 38.2% decrease. The decrease in interest expense was primarily due to a lower average debt balance under our credit facilities and a lower average interest rate during the three months ended June 30, 2026.
Interest income for the six months ended June 30, 2026, was $0.4 million, compared to $0.4 million for the same period in 2025, reflecting a nominal increase. Interest expense was $7.2 million for the six months ended June 30, 2026, down from $8.3 million in the prior year, reflecting a 13.4% decrease. The decrease in interest expense was primarily due to a lower average debt balance under our credit facilities and a lower average interest rate during the six months ended June 30, 2026.
Income Tax Expense
Income tax expense was $7.4 million for the three months ended June 30, 2026, compared to $4.0 million for the same period in 2025, representing an increase of 82.5%. The increase was primarily driven by higher taxable income in the three months ended June 30, 2026, compared to the prior year period. In addition, the effective tax rate for the three months ended June 30, 2026, was 31.9%, compared to 25.8% in the same period in 2025. The change in the effective tax rate reflects the impact of changes in the U.S. federal statutory rate primarily due to limitations on deductions for officer compensation and state income taxes, partially offset by the excess benefits of stock compensation.
Income tax expense was $10.1 million for the six months ended June 30, 2026, compared to $7.5 million for the same period in 2025, representing an increase of 34.8%. The increase was primarily driven by higher taxable income in the six months ended June 30, 2026, compared to the prior year period. In addition, the effective tax rate for the six months ended June 30, 2026, was 30.4%, compared to 25.8% in the same period in 2025. The change in effective tax rate reflects the impact of changes in the U.S. federal statutory rate primarily due to limitations on deductions for officer compensation and state income taxes, partially offset by the excess benefits of stock compensation..

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
The table below compares certain of our KPIs as of and for the three and six months ended June 30, 2026 and 2025, respectively, and our revenue retention rate for the twelve months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2026	2025	%/pp	2026	2025	%/pp
Premium in force (period-end)	$418,983	$317,960	31.8%	$418,983	$317,960	31.8%
Policies in force (period-end)	316,106	244,952	29.0%	316,106	244,964	29.0%
Policy retention rate(1)	86.0%	85.7%	0.3	86.1%	85.8%	0.3
Premium retention rate(1)	92.1%	99.9%	(7.8)	92.4%	98.9%	(6.5)
Revenue retention rate(1)(2)	89.5%	92.3%	(2.8)	89.5%	92.3%	(2.8)
Written premium	$126,882	$96,792	31.1%	$213,456	$165,544	28.9%

(1)Year-over-year changes in percentages are reported in percentage points (pp).
(2)These rates are last twelve-month metrics.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared in conformity with GAAP, we use certain financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBITDA per share (basic and diluted), Adjusted net income, and Adjusted earnings (basic and diluted) per share, which are not required by, or prepared in accordance with, GAAP. We refer to these measures as “non-GAAP” financial measures. We use these non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period and to assess our financial and operating performance. These non-GAAP financial measures should not be considered as substitutes for, or superior to, the financial statements and financial information prepared in accordance with GAAP. In addition, the non-GAAP financial information presented below may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. See below for a description of these non-GAAP financial measures, as well as for more information about the limitations of these non-GAAP financial measures and for reconciliations to their most directly comparable measure reported under GAAP.
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
In conjunction with Adjusted EBITDA, we also calculate Adjusted EBITDA margin, or Adjusted EBITDA as a percentage of total revenue. We believe that Adjusted EBITDA margin is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance. Below is a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA margin to net income margin (the most directly comparable GAAP measure), for the three and six months ended June 30, 2026 and 2025, and for the twelve months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	Change %/pp	2026	2025	Change %/pp
Total revenues	$55,872	$42,066	32.8%	$93,667	$71,419	31.2%
Net income	$15,796	$11,620	35.9%	$23,145	$21,559	7.4%
Interest expense (net of interest income)	$3,364	$5,621	(40.2%)	$6,730	$7,853	(14.3%)
Income tax expense	$7,391	$4,049	82.5%	$10,117	$7,505	34.8%
Amortization expense	$1,017	$912	11.5%	$2,021	$1,786	13.2%
Share-based compensation	$6,957	$105	NM	$13,869	$188	NM
Corporate transaction related expenses	$(109)	$2,943	NM	$67	$3,473	NM
One-time expenses	$41	$—	NM	$74	$—	NM
Adjusted EBITDA	$34,456	$25,250	36.5%	$56,023	$42,364	32.2%
Net income margin(1)	28.3%	27.6%	0.7	24.7%	30.2%	(5.5)
Adjusted EBITDA margin(1)	61.7%	60.0%	1.7	59.8%	59.3%	0.5

NM - not meaningful

(1)Year-over-year changes in percentages are reported in percentage points (pp).

	Twelve Months Ended June 30,
($ in thousands)	2026	2025	Change %/pp
Total revenues	$181,799	$136,742	33.0%
Net income	$38,999	$45,264	(13.8)%
Interest expense (net of interest income)	$16,197	$14,284	13.4%
Income tax expense	$18,834	$15,568	21.0%
Amortization expense	$3,948	$3,388	16.5%
Share-based compensation	$25,101	$341	NM
Corporate transaction related expenses	$5,506	$3,474	58.5%
One-time expenses	$74	$115	NM
Adjusted EBITDA	$108,658	$82,434	31.8%
Net income margin(1)	21.5%	33.1%	(11.7)
Adjusted EBITDA margin(1)	59.8%	60.3%	(0.5)

NM - not meaningful

(1)Year-over-year changes in percentages are reported in percentage points (pp).
Adjusted EBITDA was $34.5 million for the three months ended June 30, 2026, an increase of $9.2 million, or 36.5%, from $25.2 million for the three months ended June 30, 2025. Our Adjusted EBITDA margin for the three months ended June 30, 2026, was 61.7%, an increase from 60.0% for the three months ended June 30, 2025. This increase was primarily due to higher revenue leading to increased operating leverage.

Adjusted EBITDA was $56.0 million for the six months ended June 30, 2026, an increase of $13.7 million, or 32.2%, from $42.4 million for the six months ended June 30, 2025. Our Adjusted EBITDA margin for the six months ended June 30, 2026, was 59.8%, an increase from 59.3% for the six months ended June 30, 2025. This increase was primarily due to higher revenue leading to increased operating leverage.

Adjusted EBITDA was $108.7 million for the twelve months ended June 30, 2026, an increase of $26.2 million, or 31.8%, from $82.4 million for the twelve months ended June 30, 2025. Our Adjusted EBITDA margin for the twelve months ended June 30, 2026, was 59.8%, a decrease from 60.3% for the twelve months ended June 30, 2025. This decrease was primarily due to higher general and administrative expenses associated with being a public company.

	Twelve Months Ended June 30,		Change
($ in thousands)	2026	2025	Amount	Percentage
Average number of employees	60.8	54.9	5.9	10.8%
Total revenues	$181,799	$136,742	$45,057	33.0%
Revenue per employee	$2,990	$2,491	$499	20.0%
Adjusted EBITDA	$108,658	$82,434	$26,224	31.8%
Adjusted EBITDA per employee	$1,787	$1,502	$285	19.0%
While our revenue and Adjusted EBITDA grew 33.0% and 31.8%, respectively, for the twelve months ended June 30, 2026, from the twelve months ended June 30, 2025, our headcount increased by only around 10.8% over the same period. The accelerated growth in revenue and Adjusted EBITDA relative to our growth in employees illustrates the scalability of our existing platform and emphasis on efficient growth.

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
The table below presents a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA per share (basic and diluted) to basic earnings per share and diluted earnings per share of common stock, respectively (the most directly comparable GAAP measures), for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except share and per share data)	2026		2025	Change %	2026		2025		Change %

Net income	15,796		11,620	35.9%	23,145		21,559		7.4%
Interest expense (net of interest income)	3,364		5,621		6,730		7,853
Income tax	7,391		4,049		10,117		7,505
Amortization expense	1,017		912		2,021		1,786
Share-based compensation	6,957		105		13,869		188
Corporate transaction related expenses	(109)		2,943		67		3,473
One-time expenses	41		—		74		—
Adjusted EBITDA	$34,457	$—	$25,250	36.5%	$56,023	$—	$42,364		32.2%

Weighted average Common Stock outstanding – Basic	137,803,040		93,350,000		138,020,808		93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(1)	—		41,850,000		—		41,850,000
Adjusted Weighted average Common Stock outstanding – Basic	137,803,040		135,200,000		138,020,808		135,200,000

Basic earnings (loss) per share	$0.11		$(0.49)		$0.17		$(0.44)
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(2)	—		0.61		—		0.65
Other adjustments to earnings (loss) per share(3)	0.14		0.07		0.24		0.10
Adjusted basic EBITDA per share(4)	$0.25		$0.19		$0.41		$0.31

Weighted average Common Stock outstanding – Diluted	146,193,258		93,350,000		145,973,442		93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(1)	—		41,850,000		—		41,850,000
Adjusted weighted average Common Stock outstanding – Diluted	146,193,258		135,200,000		145,973,442		135,200,000	135,200,000

Diluted earnings (loss) per share	$0.11		$(0.49)		$0.16		$(0.44)
Effect of conversion of redeemable, convertible preferred stock(2)	—		0.61		—		0.65
Other adjustments to earnings (loss) per share(3)	0.13		0.07		0.22		0.10
Adjusted diluted EBITDA per share(4)	$0.24		$0.19		$0.38		$0.31

(1)Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(2)Pursuant to the completion of the Company's IPO on October 2, 2025, the redeemable, convertible preferred stock was no longer outstanding for the three and six months ended June 30, 2026. For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended June 30, 2025, this includes $3.5 million of accretion adjustments and $54.2 million of cash dividends paid on redeemable preferred stock, totaling $57.6 million. For the six months ended June 30, 2025, this includes $54.2 million of cash dividends paid on redeemable preferred stock, $6.8 million of accretion adjustments and $2.0 million of allocations to participating preferred stock, totaling $63.0 million. These adjustments were divided by 93,350,000 shares for the three and six months ended June 30, 2025 to calculate the Adjusted EBITDA per share (basic and diluted) amounts.
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
Adjusted earnings per share (basic and diluted) is Adjusted net income divided by the basic and diluted weighted average shares of common stock outstanding for the period, respectively, in each case assuming the full conversion of all outstanding Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO in 2025. By implementing the conversion of the redeemable convertible preferred stock,we believe Adjusted earnings (basic and diluted) per share provides a clearer representation of operating performance. The most directly comparable GAAP measures are diluted earnings per share and basic earnings per share, respectively.
The table below presents a reconciliation of Adjusted net income to net income (the most directly comparable GAAP measure), as well as our Adjusted earnings (basic and diluted) per share to basic earnings and diluted earnings per share of common stock, respectively (the most directly comparable GAAP measure), for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	Change %	2026	2025	Change %

Net income	15,796	11,620	35.9%	23,145	21,559	7.4%
Income tax expense	7,391	4,049		10,117	7,505
Amortization expense	1,017	912		2,021	1,786
Share-based compensation	6,957	105		13,869	188
Corporate transaction related expenses	(109)	2,943		67	3,473
One-time expenses	41	—		74	—
Adjusted Income before income tax expense	$31,092	$19,629	58.4%	$49,292	$34,510	42.8%
Adjusted income taxes (1)	$(8,488)	$(5,072)		$(13,278)	$(8,918)
Adjusted net income	$22,604	$14,557	55.3%	$36,014	$25,593	40.7%

Weighted average Common Stock outstanding – Basic	137,803,040	93,350,000		138,020,808	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	—	41,850,000		—	41,850,000
Adjusted Weighted average Common Stock outstanding – Basic	137,803,040	135,200,000		138,020,808	135,200,000

Basic earnings (loss) per share	$0.11	$(0.49)		$0.17	$(0.44)
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(3)	—	0.61		—	0.68
Other adjustments to earnings (loss) per share(4)	0.11	0.03		0.19	0.04
Adjusted income taxes per share	(0.06)	(0.04)		(0.10)	(0.07)
Adjusted basic earnings per share(5)	$0.16	$0.11		$0.26	$0.19

Weighted average Common Stock outstanding – Diluted	146,193,258	93,350,000		145,973,442	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	—	41,850,000		—	41,850,000
Adjusted weighted average Common Stock outstanding – Diluted	146,193,258	135,200,000		145,973,442	135,200,000

Diluted earnings (loss) per share	$0.11	$(0.49)		$0.16	$(0.44)
Effect of conversion of redeemable, convertible preferred stock(3)	—	0.61		—	0.68
Other adjustments to earnings (loss) per share(4)	0.10	0.03		0.18	0.04
Adjusted income taxes per share	(0.06)	(0.04)		(0.09)	(0.07)
Adjusted diluted earnings per share(5)	$0.15	$0.11		$0.25	$0.19
(1)This represents the tax impact using effective tax rates of 27.3% and 25.8% for the three months ended June 30, 2026 and 2025, respectively, and effective tax rates of 27.0% and 25.8% for the six months ended June 30, 2026 and 2025, respectively. These tax rates exclude items that are non-deductible/non-taxable or subject to a specific tax treatment.
(2)Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(3)Pursuant to the completion of the Company's IPO on October 2, 2025, the redeemable, convertible preferred stock was no longer outstanding for the three and six months ended June 30, 2026. For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended June 30, 2025, this includes $3.5 million of accretion adjustments and $54.2 million of cash dividends paid on redeemable preferred stock, totaling $57.6 million. For the six months ended June 30, 2025, this includes $6.8 million of accretion adjustments, $54.2 million of cash dividends paid on redeemable preferred stock and $2.0 million of allocations to participating preferred stock, totaling $63.0 million. These adjustments were divided by 93,350,000 shares for the three and six months ended June 30, 2025 to calculate the Adjusted earnings (basic and diluted) per share amounts.
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
As of June 30, 2026 and December 31, 2025, we had $77.0 million and $40.5 million of cash and cash equivalents and fiduciary cash on the balance sheet, respectively. This consisted of $17.6 million and $8.0 million of cash and cash equivalents, respectively, and $59.5 million and $32.5 million of fiduciary cash, respectively. In our capacity as an insurance agent, we typically collect premiums from policyholders and, after deducting the authorized commissions, remit the net premiums to the appropriate insurance company or companies. Accordingly, premiums receivable from policyholders are reported as fiduciary receivables and premiums payable to insurance companies are reported as insurance company payables. Unremitted net insurance premiums are held in a fiduciary capacity until we distribute them. Net insurance premiums payable to insurance companies, together with premium deposits received from policyholders, are held as fiduciary cash on the balance sheet. Cash and cash equivalents held in excess of the amounts required to meet our fiduciary obligations are recognized as cash and cash equivalents. We had operating cash flows of $43.4 million and $23.0 million for the six months ended June 30, 2026 and 2025, respectively. We use our excess cash to deleverage, by paying down outstanding principal on our Amended 2025 Revolver, and to return capital to shareholders, by repurchasing our Class A common stock, while retaining sufficient liquidity for working capital needs.
As of June 30, 2026 and December 31, 2025, the Company was allowed to borrow up to $20.0 million and $20.0 million, respectively, under our $260.0 million revolving credit facility effected pursuant to our 2025 Amended and Restated Credit Agreement. The undrawn portion of our revolving credit facility provides flexibility for short-term funding needs or working capital requirements.
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

Share Repurchases

On April 21, 2026, the Company's Board of Directors (the “Board”) approved a stock repurchase program (the “Repurchase Program”) authorizing the Company to repurchase, in the open market or through accelerated share repurchase, negotiated, or block transactions, up to $100.0 million of shares of the Company's Class A common stock. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, and, to the extent applicable, in accordance with the timing, price, and volume guidelines of Rule 10b-18. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and repurchases may be funded through cash from operations or borrowings under the Company's revolving credit facility. The Repurchase Program has no expiration date, will continue until suspended, terminated, or modified by the Board, and does not obligate the Company to repurchase any specific number or dollar amount of shares.

During the three and six months ended June 30, 2026, the Company repurchased 235,000 shares of Class A common stock under the Repurchase Program in open market transactions, consisting of 115,000 shares on June 2, 2026, at an average price of $25.49 per share and 120,000 shares on June 3, 2026, at an average price of $24.64 per share, for an aggregate purchase price of $5.9 million, excluding commissions, at a weighted average price of $25.05 per share. As of June 30, 2026, approximately $94.1 million remained available for repurchases under the Repurchase Program.

In May 2026, the Company also completed an underwritten registered secondary offering pursuant to which certain selling stockholders of the Company sold shares of the Company's Class A common stock. The Company did not sell any shares in, and did not receive any proceeds from, the offering. Concurrently with the offering, pursuant to a separate authorization of the Board of Directors dated May 13, 2026, the Company repurchased 984,140 shares of Class A common stock from the underwriters at a price of $26.40 per share, equal to the price at which the underwriters purchased the shares from the selling stockholders (the public offering price less the underwriting discount), for an aggregate purchase price of $26.0 million. The repurchase settled on May 15, 2026. This repurchase was authorized separately from, and did not reduce the amount available under, the Repurchase Program.

Cash Flows
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$43,404	$22,964
Net cash used in investing activities	$(2,171)	$(1,884)
Net cash provided by (used in) financing activities	$(4,735)	$9,307
Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $43.4 million, primarily consisting of our net income of $23.1 million, adjusted for amortization of intangible assets of $2.0 million, share-based compensation of $13.8 million, an increase in operating liabilities of $3.3 million, and a $1.3 million decrease in operating assets. Accounts payable and commissions payable grew as the Company’s operations expanded, contributing to cash flow.
For the six months ended June 30, 2025, net cash provided by operating activities was $23.0 million, primarily consisting of our net income of $21.6 million, adjusted for amortization of intangible assets of $1.8 million, amortization of deferred financing costs of $0.2 million, share-based compensation of $0.2 million, and an increase in operating liabilities of $0.7 million. These amounts were partially offset by a $1.5 million increase in operating assets.
Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $2.2 million, compared to $1.9 million for the six months ended June 30, 2025. For both periods, the cash used in investing activities all related to capital expenditures for internally developed software. The increase in year-over-year net cash used in investing activities for the six months ended June 30, 2026, was primarily driven by the increase in the capitalization of software development cost, reflecting additions to headcount in the technology and data science teams. We expect to continue investing in software development at a similar or slightly greater pace in the future, which is a use of cash that we believe yields high returns in terms of functionality and accretion to future growth.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $4.7 million, which was primarily due to a $31.9 million repurchase of our Class A common stock, $24.0 million of repayments of our revolving credit facility, and a $1.4 million change in fiduciary receivables, partially offset by a $28.3 million change in fiduciary liabilities, $24.0 million of proceeds from drawing on our revolving credit facility and $1.8 million in proceeds from the exercise of stock options.
For the six months ended June 30, 2025, net cash provided by financing activities was $9.3 million, which was primarily due to a $26.6 million change in fiduciary liabilities, $301.0 million in proceeds from long-term debt, partially offset by $135.0 million of repayments of our long-term debt, $175.0 million in dividends paid, and a $0.8 million change in fiduciary receivables.
Contractual Obligations and Commitments
As of June 30, 2026, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
There have been no material changes as of June 30, 2026, to our contractual obligations from those described in our Annual Report on Form 10-K.

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

	Three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
($ in thousands)	2024	2024	2025	2025	2025	2025	2026	2026
Revenues:
Commission income	$25,549	$24,137	$22,707	$32,062	$33,916	$33,318	$29,034	$42,531
Fee income	8,271	7,366	6,646	10,004	10,449	10,449	8,761	13,341
Total commissions and fees	$33,820	$31,503	$29,353	$42,066	$44,365	$43,767	$37,795	$55,872

Operating expenses:
Agent commissions	10,014	9,146	8,940	12,736	13,840	13,549	11,352	16,524
Employee compensation and benefits	1,210	971	1,321	1,424	1,662	1,055	1,507	1,472
General and administrative	1,931	2,097	1,976	2,657	2,138	3,252	3,404	3,460
Share-based compensation expense	74	79	84	104	111	11,121	6,912	6,957
IPO transaction costs	—	—	531	2,943	4,966	473	176	(109)
Amortization expense	782	820	874	912	948	979	1,004	1,017
Total operating expenses	$14,011	$13,113	$13,726	$20,776	$23,665	$30,429	$24,354	$29,321

Income from operations	$19,809	$18,390	$15,627	$21,290	$20,700	$13,338	$13,441	$26,551

Other income (expense):
Interest income	256	201	169	247	281	226	165	262
Interest expense	(3,771)	(3,117)	(2,401)	(5,868)	(5,518)	(4,456)	(3,531)	(3,626)
Income before income tax expense	$16,294	$15,474	$13,395	$15,669	$15,463	$9,108	$10,075	$23,187

Income tax expense	4,201	3,862	3,456	4,049	3,952	4,765	2,726	7,391

Net income	$12,093	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349	$15,796

Accretion adjustment to redeemable preferred stock	(3,360)	(3,408)	(3,381)	(3,467)	(3,555)	(34)	—	—
Allocation to participating preferred stock	(2,703)	(2,540)	(2,030)	—	(2,463)	(14)	—	—
Cash dividend paid on redeemable preferred stock	—	—	—	(54,170)	—	—	—	—
Net income available to common stockholders	$6,030	$5,664	$4,528	$(46,017)	$5,493	$4,295	$7,349	$15,796

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

	Three months ended
		September 30,		December 31,		March 31,		June 30,		September 30,		December 31,	March 31,	June 30,
(In thousands)		2024		2024		2025		2025		2025		2025	2026	2026
Net income		$12,093		$11,612		$9,939		$11,620		$11,511		$4,343	$7,349	$15,796
Interest expense (net of interest income)		3,515		2,916		2,232		5,621		5,237		4,230	3,366	3,364
Income tax expense		4,201		3,862		3,456		4,049		3,952		4,765	2,726	7,391
Amortization expense		782		820		874		912		948		979	1,004	1,017
Share-based compensation		74		79		84		104		111		11,121	6,912	6,957
Corporate transaction related		—		—		531		2,943		4,966		473	176	(109)
One-time expenses		115		—		—		—		—		—	33	41
Adjusted EBITDA		$20,780		$19,289		$17,116		$25,249		$26,725		$25,911	$21,566	$34,456

Weighted average Common Stock outstanding - Basic		93,350,000		93,350,000		93,350,000		93,350,000		93,350,000		138,069,793	138,240,994	137,803,040
Plus: Impact of conversion of redeemable, convertible preferred stock (2)		41,850,000		41,850,000		41,850,000		41,850,000		41,850,000		454,891	0	0
Adjusted Weighted average Common Stock outstanding - Basic		135,200,000		135,200,000		135,200,000		135,200,000		135,200,000		138,524,684	138,240,994	137,803,040

Basic earnings (loss) per share		$0.06		$0.06		$0.05		$(0.49)		$0.06		$0.03	$0.05	$0.11
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders (3)	—	0.05	—	0.05	—	0.05	—	0.61	—	0.05	—	0.04	—	—
Other adjustments to earnings (loss) per share (4)		0.03		0.03		0.03		0.07		0.08		0.12	0.11	0.14
Adjusted EBITDA per share (basic)		$0.15		$0.14		$0.13		$0.19		$0.20		$0.19	$0.16	$0.25

Weighted average Common Stock outstanding - Diluted		93,350,000		93,350,000		93,350,000		93,350,000		97,262,548		147,676,485	145,756,044	146,193,258
Plus: Impact of conversion of redeemable, convertible preferred stock (2)		41,850,000		41,850,000		41,850,000		41,850,000		41,850,000		454,891	—	—
Adjusted weighted average Common Stock outstanding - Diluted		135,200,000		135,200,000		135,200,000		135,200,000		139,112,548		148,131,376	145,756,044	146,193,258

Diluted earnings (loss) per share		$0.06		$0.06		$0.05		$(0.49)		$0.06		$0.03	$0.05	$0.11
Effect of conversion of redeemable, convertible preferred stock (3)	—	0.05	—	0.05	—	0.05	—	0.61	—	0.05	—	0.04	—	—
Other adjustments to earnings (loss) per share (4)		0.03		0.03		0.03		0.07		0.08		0.10	0.10	0.13
Adjusted EBITDA per share (diluted)		$0.15		$0.14		$0.13		$0.19		$0.19		$0.17	$0.15	$0.24

Net income margin		35.8%		36.9%		33.9%		27.6%		25.9%		9.9%	19.4%	28.3%
Adjusted EBITDA margin		61.4%		61.2%		58.3%		60.0%		60.2%		59.2%	57.1%	61.7%

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

	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(In thousands, except share and per share data)	2024	2024	2025	2025	2025	2025	2026	2026
Net income	$12,093	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349	$15,796
Income tax expense	4,201	3,862	3,456	4,049	3,952	4,765	2,726	7,391
Amortization expense	782	820	874	912	948	979	1,004	1,017
Share-based compensation	74	79	84	104	111	11,121	6,912	6,957
Corporate transaction related expenses	—	—	531	2,943	4,966	473	176	(109)
One-time expenses	115	—	—	—	—	—	33	41
Adjusted Income before income tax expense	$17,265	$16,373	$14,884	$19,628	$21,488	$21,681	$18,200	$31,092
Adjusted income taxes (1)	$(4,451)	$(4,087)	$(3,840)	$(5,072)	$(5,492)	$(6,346)	$(4,790)	$(8,488)
Adjusted net income	$12,814	$12,286	$11,044	$14,556	$15,997	$15,335	$13,410	$22,604

Weighted average Common Stock outstanding - Basic	93,350,000	93,350,000	93,350,000	93,350,000	93,350,000	138,069,793	138,240,994	137,803,040
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—	—
Adjusted Weighted average Common Stock outstanding - Basic	135,200,000	135,200,000	135,200,000	135,200,000	135,200,000	138,524,684	138,240,994	137,803,040

Basic earnings (loss) per share	$0.06	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05	$0.11
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(3)	0.05	0.05	0.05	0.61	0.05	0.04	—	—
Other adjustments to earnings (loss) per share (4)	0.01	0.01	0.01	0.03	0.04	0.09	0.06	0.11
Adjusted income taxes per share	(0.03)	(0.03)	(0.03)	(0.04)	(0.04)	(0.05)	(0.04)	(0.06)
Adjusted basic earnings per share	$0.09	$0.09	$0.08	$0.11	$0.12	$0.11	$0.10	$0.16

Weighted average Common Stock outstanding - Diluted	93,350,000	93,350,000	93,350,000	93,350,000	97,262,548	147,676,485	145,756,044	146,193,258
Plus: Impact of conversion of redeemable, convertible preferred stock(2)	41,850,000	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—	—
Adjusted weighted average Common Stock outstanding - Diluted	135,200,000	135,200,000	135,200,000	135,200,000	139,112,548	148,131,376	145,756,044	146,193,258

Diluted earnings (loss) per share	$0.06	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05	$0.11
Effect of conversion of redeemable, convertible preferred stock (3)	0.05	0.05	0.05	0.61	0.05	0.03	—	—
Other adjustments to earnings (loss) per share (4)	0.01	0.01	0.01	0.03	0.04	0.08	0.06	0.10
Adjusted income taxes per share	(0.03)	(0.03)	(0.03)	(0.04)	(0.04)	(0.04)	(0.03)	(0.06)
Adjusted diluted earnings per share	$0.09	$0.09	$0.08	$0.11	$0.11	$0.10	$0.09	$0.15

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements

As of its initial public offering and during the reporting period, the Company has qualified as an emerging growth company (“EGC”) pursuant to Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”). On June 30, 2026, the Company reassessed its EGC status pursuant to the JOBS Act and determined that it expects to meet all four conditions of the Rule 12b-2 “large accelerated filer” definition effective as of December 31, 2026. As a result, the Company expects its EGC status to terminate by statute as of the end of its 2026 fiscal year, and that its Annual Report on Form 10-K for the fiscal year ending December 31, 2026 due to be filed with the U.S. Securities and Exchange Commission on Monday, March 1, 2027, pursuant to the 60-day filing deadline applicable to "large accelerated filers," must include both management’s report on internal control over financial reporting under Section 404(a) and the independent auditor’s attestation under Section 404(b).
We currently qualify as an EGC under the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same periods as private companies. We are electing to use the extended transition periods available under the JOBS Act for complying with new or revised accounting standards and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We will be subject to the same transition periods to adopt new or revised accounting guidance as is required for large accelerated filers beginning with our Annual Report on Form 10-K for fiscal year ending December 31, 2026.
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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of June 30, 2026, approximated their carrying values due to their short-term nature and therefore, such market risk is not considered to be material. We do not actively invest or trade in equity or derivative securities.
As of June 30, 2026, under our 2025 Amended and Restated Credit Agreement, we had $240.0 million of principal balance outstanding on our revolving credit facility with $20.0 million in available capacity. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. An immediate hypothetical 1% change in interest rates on our borrowings would have a $2.4 million annual pre-tax effect on our condensed consolidated financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchases during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 - 30, 2026
May 1 - 31, 2026	984,140(2)	$26.40	$—	$100,000,000
June 1 - 30, 2026	$235,000	$25.06	$235,000	$94,112,514
Total	$1,219,140		$235,000

(1)On April 21, 2026, the Company’s Board of Directors authorized a stock repurchase program, authorizing the Company to repurchase, in the open market or through accelerated share repurchase, negotiated, or block transactions, up to $100,000,000 of shares of the Company’s Class A common stock. The stock repurchase program was announced on April 22, 2026, and has no expiration date. For further information regarding stock repurchase activity, see Note 5 Stockholders’ Deficit to the consolidated financial statements in this Quarterly Report on Form 10-Q.
(2)The 984,140 shares repurchased on May 15, 2026, were repurchased concurrently with the Company’s underwritten registered secondary offering. This repurchase was authorized separately from, and did not reduce the amount available under, the Repurchase Program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
Except as set forth below, during the three and six months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K. On June 12, 2026, Matthew Duffy, our President and Chief Risk Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b51(c) under the Exchange Act. The plan provides for the sale of shares of our Class A common stock issuable upon vesting of certain restricted stock units held by Mr Duffy for up to 263,951 shares of our Class A common stock. The plan terminates on October 2, 2027.

The aggregate number of shares that will be available for sale under this 10b5-1 plan is not yet determinable because an unknown number of shares issuable upon settlement of such RSUs will be forfeited to the Company for purposes of satisfying the associated tax withholding obligation prior to any sale occurring under the terms of the plan. As such, for purposes of this disclosure, the number of shares referenced above reflects the aggregate maximum number of shares underlying Mr. Duffy’s RSUs without excluding the shares that will be forfeited to the Company to satisfy the tax withholding obligations.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________________________________________

*	Filed herewith.
**	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Indicates a management contract or compensatory plan or arrangement.
⸸	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neptune Insurance Holdings Inc.

Date: July 27, 2026	By:	/s/ Trevor Burgess
Trevor Burgess Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: July 27, 2026	By:	/s/ Jim Steiner
Jim Steiner Chief Financial Officer and Director
(Principal Financial Officer)