Form 10-Q
period 2026-09-30
Neptune Insurance Holdings Inc.
filed 2026-10-22
CIK 2067129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2026, the registrant had outstanding 94,736,798 shares of Class A common stock and 43,435,000 shares of Class B common stock, each with a par value of $0.00001.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,429	$8,036
Fiduciary cash	60,511	32,512
Fiduciary receivable	6,106	5,375
Commissions and fees receivable	4,911	4,080
Prepaid expenses and other current assets	829	1,309
Income tax receivable	1,433	1,150
Total current assets	91,219	52,462

Intangible assets, net	409	466
Internally developed software, net	6,301	6,030
Goodwill	3,793	3,793
Deferred tax assets	725	802
Deferred financing asset	1,477	1,746
Total assets	$103,924	$65,299

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	27,384	10,141
Commissions payable	5,514	3,788
Insurance company payables	27,930	18,946
Accrued expenses	1,006	977
Premium deposits	38,687	18,941
Total current liabilities	100,521	52,793

Revolving credit facility	215,000	240,000
Total liabilities	$315,521	$292,793

Stockholders’ deficit:

Class A common stock, $0.00001 par value, 428,422,036 and 428,422,036 shares authorized; 94,732,765 and 94,718,530 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value, 51,577,964 and 51,577,964 shares authorized; 43,435,000 and 43,435,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Accumulated deficit	(473,950)	(514,351)
Additional paid-in capital	262,352	286,856
Total stockholders’ deficit	(211,597)	(227,494)

Total liabilities and stockholders’ deficit	$103,924	$65,299
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Commissions and fees	$59,567	$44,365	$153,234	$115,784

Operating expenses:
Agent commissions	17,383	13,840	45,259	35,516
Employee compensation and benefits	9,169	1,773	26,016	4,706
General and administrative	4,058	7,104	10,989	15,211
Amortization expense	992	948	3,013	2,734
Total operating expenses	31,602	23,665	85,277	58,167

Income from operations	27,965	20,700	67,957	57,617

Other income (expense):
Interest income	329	281	756	697
Interest expense	(3,579)	(5,518)	(10,737)	(13,787)
Income before income tax expense	24,715	15,463	57,976	44,527

Income tax expense	7,459	3,952	17,575	11,457

Net income	$17,256	$11,511	$40,401	$33,070

Accretion adjustment to redeemable preferred stock	—	(3,555)	—	(10,404)
Allocation to participating preferred stock	—	(2,463)	—	—
Cash dividend paid on redeemable preferred stock	—	—	—	(54,170)
Net income (loss) available to common stockholders	$17,256	$5,493	$40,401	$(31,504)

Net income (loss) per share of common stock:
Class A and Class B Common Stock
Basic	$0.13	$0.06	$0.29	$(0.34)
Diluted	$0.12	$0.06	$0.28	$(0.34)
Weighted average shares of common stock outstanding:
Class A and Class B Common Stock
Basic	137,272,630	93,350,000	137,768,674	93,350,000
Diluted	146,390,991	97,262,548	146,110,446	93,350,000
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Redeemable, Convertible Preferred Stock
and Stockholders’ Deficit
(In thousands)
(Unaudited)

	Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2025	94,719	$1	43,435	$—	$286,856	$(514,351)	$(227,494)
Share-based compensation	—	—	—	—	6,876	—	6,876
Issuance of common stock upon exercise of stock options	189	—	—	—	1,047	—	1,047
Common stock withheld related to net share settlement of equity awards	(40)	—	—	—	(1,137)	—	(1,137)
Net income	—	—	—	—	—	7,349	7,349
Balance at March 31, 2026	94,868	$1	43,435	$—	$293,643	$(507,002)	$(213,358)
Share-based compensation	—	—	—	—	6,947	—	6,947
Issuance of common stock upon exercise of stock options	144	—	—	—	790	—	790
Common stock withheld related to net share settlement of equity awards	(19)	—	—	—	(547)	—	(547)
Common stock repurchased and retired	(1,219)	—	—	—	(31,869)	—	(31,869)
Net income	—	—	—	—	—	15,796	15,796
Balance at June 30, 2026	93,774	$1	43,435	$—	$268,964	$(491,206)	$(222,241)
Share-based compensation	—	—	—	—	7,009	—	7,009
Issuance of common stock upon exercise of stock options	88	—	—	—	482	—	482
Issuance of common stock upon vesting of restricted stock units	1,384	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(513)	—	—	—	(14,103)	—	(14,103)
Net income	—	—	—	—	—	17,256	17,256
Balance at September 30, 2026	94,733	$1	43,435	$—	$262,352	$(473,950)	$(211,597)

	Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	41,850	$240,473	93,350	$1	$337	$(366,326)	$(365,988)
Share-based compensation	—	—	—	—	84	—	84
Accretion of redeemable, convertible preferred stock	—	3,381	—	—	—	(3,381)	(3,381)
Net income	—	—	—	—	—	9,939	9,939
Balance at March 31, 2025	41,850	$243,854	93,350	$1	$421	$(359,768)	$(359,346)
Cash dividend paid	—	—	—	—	—	(175,000)	(175,000)
Share-based compensation	—	—	—	—	104	—	104
Accretion of redeemable, convertible preferred stock	—	3,468	—	—	—	(3,468)	(3,468)
Net income	—	—	—	—	—	11,620	11,620
Balance at June 30, 2025	41,850	$247,322	93,350	$1	$525	$(526,616)	$(526,090)
Share-based compensation	—	—	—	$—	111	—	$111
Accretion of redeemable, convertible preferred stock	—	3,555	—	$—	—	(3,555)	$(3,555)
Contributed capital, shareholder reimbursement of IPO transaction costs	—	—	—	$—	8,474	—	$8,474
Early exercise of options	—	—	2,835	—	—	—	$—
Net income	—	—	—	$—	—	11,511	$11,511
Balance at September 30, 2025	41,850	$250,877	96,185	$1	$9,110	$(518,660)	$(509,549)
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$40,401	$33,070
Adjustments to reconcile net income to cash provided by operating activities:
Amortization expense	3,013	2,734
Amortization of deferred financing costs	270	483
Share-based compensation	20,832	299
Deferred income taxes	76	(176)
(Increase) decrease in operating assets:
Commissions and fees receivable	(875)	(1,064)
Income tax receivable	(283)	—
Prepaid expenses and other current assets	480	(186)
Deferred financing asset	—	(37)
Increase (decrease) in operating liabilities:
Accounts payable	3,618	4,081
Commissions payable	1,726	2,482
Income tax payable	—	(3,760)
Accrued expenses	29	992
Net cash provided by operating activities	69,287	38,920

Cash flows from investing activities:
Internally developed software	(3,226)	(2,868)
Purchases of intangible assets	—	(63)
Net cash used in investing activities	(3,226)	(2,931)

Cash flows from financing activities:
Change in fiduciary receivables	(731)	(389)
Change in fiduciary liabilities	28,731	26,279
Repayments of 2024 Term Loan	—	(135,000)
Proceeds from 2025 Term Loan	—	301,000
Repayments of 2025 Term Loan	—	(37,000)
Proceeds from revolving credit facility	24,000	—
Repayments of revolving credit facility	(49,000)	—
Repurchase of common stock	(31,873)	—
Payment of deferred financing fees and prepayment penalty	—	(477)
Proceeds from exercise of stock options	902	15,578
Taxes paid related to net share settlement of equity awards	(698)	—
Cash dividend paid	—	(175,000)
Net cash used in financing activities	(28,669)	(5,009)

Net increase in cash and cash equivalents and fiduciary cash	37,392	30,980

Cash and cash equivalents and fiduciary cash:
Beginning of period	40,548	28,065

End of period	$77,940	$59,045

Cash and cash equivalents	$17,429	$12,184
Fiduciary cash	60,511	46,861

Total cash and cash equivalents and fiduciary cash	$77,940	$59,045

Non-cash transactions:
Taxes related to net share settlement of equity awards accrued but not paid	$13,625	$—
Exercise price of stock options paid with shares withheld	1,461	—
Shareholder reimbursement of IPO transaction costs	$—	$8,474
See notes to condensed consolidated financial statements.

Neptune Insurance Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of the Business and Basis of Presentation
Neptune Insurance Holdings Inc. (“Neptune Holdings,” “Neptune,” “the Company,” “we,” “us,” or “our”) was incorporated in Delaware on March 20, 2025, to serve as the holding company for Neptune Flood Incorporated (“Neptune Flood”). Neptune Flood, incorporated in Delaware on February 10, 2017, is an insurance agency engaged in the business of selling residential and commercial flood insurance policies on behalf of insurance carrier partners throughout the United States. In April 2025, the Company implemented a holding company structure through a corporate restructuring that was accounted for as a common control transaction under ASC 805-50. As a result, Neptune Flood was contributed to Neptune Holdings, and the consolidated financial statements reflect the entities on a retrospective basis at historical carrying amounts for all periods presented.
Basis of Presentation: The consolidated financial statements of Neptune Holdings, including the consolidated balance sheet as of September 30, 2026, the consolidated statements of income, the consolidated statements of changes in redeemable, convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Commission regarding interim financial reporting and are unaudited. The consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results expected for the full year or for any future years or interim periods. The condensed consolidated financial statements are presented in U.S. dollars. All amounts are presented in thousands, except share and per share data and where otherwise noted.
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
Note 2. Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from those disclosed in Note 2, “Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to that report for a full description of those policies.
Recent Accounting Pronouncements:
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2025. Refer to Note 2, “Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

Note 3. Revenue
The Company’s revenue is derived from the sale of insurance policies and consists primarily of commission income and fee income. The Company’s revenue recognition accounting policies for those sources of income and related contract costs are described in Note 3, “Revenue,” of the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three and nine months ended September 30, 2026. The disclosures below should be read in conjunction with that note.
Disaggregation of Revenue
The following table disaggregates revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025

Commission income	$45,913	$33,916	$117,477	$88,685
Fee income	13,654	10,449	35,757	27,099
Total revenues	$59,567	$44,365	$153,234	$115,784
Receivables and Premium Deposits
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
The following table provides information about receivables and premium deposits:

(In thousands)	September 30, 2026	December 31, 2025

Commissions and fees receivable	$4,911	$4,080
Premium deposits	$38,687	$18,941
During the three and nine months ended September 30, 2026, the Company recognized revenue of $1 and $5,776, respectively, related to the premium deposits balance at December 31, 2025.
Note 4. Revolving Credit Facility
The Company has a $260.0 million revolving credit facility (the “Amended 2025 Revolver”) with a lender syndicate, which matures on November 10, 2030. At the Company’s option, the interest rate on the Amended 2025 Revolver may be based on either the Alternative Base Rate (“ABR”) plus an applicable margin ranging from 0.75% to 2.00% or Term SOFR plus an applicable margin ranging from 1.75% to 3.00%, depending on the Company’s total net leverage ratio of the prior fiscal quarter. As of September 30, 2026, the applicable interest rate was 6.1%. The Amended 2025 Revolver is secured by substantially all of the assets of the Company and its subsidiaries. The Company was in compliance with all financial covenants under the Amended 2025 Revolver as of September 30, 2026.
The following table summarizes the activity under the Amended 2025 Revolver for the nine months ended September 30, 2026:

(In thousands)

Beginning balance, December 31, 2025	$240,000
Drawdown	24,000
Less repayments	(49,000)
Ending balance, September 30, 2026	$215,000

As of September 30, 2026, the Company had $45.0 million of available borrowing capacity under the Amended 2025 Revolver. For the three and nine months ended September 30, 2026, the weighted-average interest rate on borrowings outstanding was 5.9% and 5.9%, respectively, and the average outstanding balance was $228.0 million and $231.5 million, respectively. The carrying value of borrowings under the Amended 2025 Revolver approximates fair value due to the variable rate nature of the debt. There have been no material changes to the terms of the Amended 2025 Revolver from those described in Note 5, “Debt,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 5. Stockholders’ Deficit
The total number of shares of all classes of stock that the Company has the authority to issue is 500,000,000, consisting of 480,000,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), 428,422,036 shares of which are designated as Class A common stock, par value $0.00001 per share, and 51,577,964 shares of which are designated as Class B common stock, par value $0.00001 per share, and 20,000,000 shares of Preferred Stock, par value $0.00001 per share. There were no shares of preferred stock issued or outstanding at September 30, 2026, and December 31, 2025.
Share Repurchase Program
On April 21, 2026, the Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “Repurchase Program”) authorizing the Company to repurchase, in the open market or through accelerated share repurchase, negotiated, or block transactions, up to $100.0 million of shares of the Company’s Class A common stock. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, to the extent applicable, in accordance with the timing, price, and volume guidelines of Rule 10b-18. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and repurchases may be funded through cash from operations or borrowings under the Company’s revolving credit facility. The Repurchase Program has no expiration date, will continue until suspended, terminated, or modified by the Board, and does not obligate the Company to repurchase any specific number or dollar amount of shares.

During the nine months ended September 30, 2026, the Company repurchased 235,000 shares of Class A common stock under the Repurchase Program in open market transactions, consisting of 115,000 shares on June 2, 2026, at an average price of $25.49 per share and 120,000 shares on June 3, 2026, at an average price of $24.64 per share, for an aggregate purchase price of $5.9 million, excluding commissions, at a weighted-average price of $25.05 per share. As of September 30, 2026, approximately $94.1 million remained available for repurchases under the Repurchase Program.
Repurchase Concurrent with the May 2026 Secondary Offering
In May 2026, the Company completed an underwritten registered secondary offering pursuant to which certain selling stockholders of the Company sold shares of the Company’s Class A common stock. The Company did not sell any shares in, and did not receive any proceeds from, the offering. Concurrently with the offering, pursuant to a separate authorization of the Board dated May 13, 2026, the Company repurchased 984,140 shares of Class A common stock from the underwriters at a price of $26.40 per share, equal to the price at which the underwriters purchased the shares from the selling stockholders (the public offering price less the underwriting discount), for an aggregate purchase price of $26.0 million. The repurchase settled on May 15, 2026. This repurchase was authorized separately from, and did not reduce the amount available under, the Repurchase Program.

Retirement of Repurchased Shares

All shares repurchased during the nine months ended September 30, 2026, were retired promptly upon settlement and resumed the status of authorized but unissued shares of Class A common stock. The Company accounts for repurchases of its Class A common stock as constructive retirements, and accordingly no treasury stock is reported. The par value of the retired shares is charged to Class A common stock, and the Company has elected to charge the entire excess of the repurchase cost over par value to additional paid-in capital. During the nine months ended September 30, 2026, the Company repurchased and retired a total of 1,219,140 shares of Class A common stock for aggregate consideration of $31.9 million, excluding commissions paid relating to open market repurchases, substantially all of which was charged to additional paid-in capital. The repurchase and retirement of shares is a capital transaction, and no gain or loss was recognized.

The following table summarizes the Company’s repurchases of Class A common stock during the nine months ended September 30, 2026:
(in thousands, except share and per share data)

Trade date	Authorization	Shares	Average price per share	Aggregate purchase price
May 15, 2026 (settlement)	Separate Board authorization (May 13, 2026), concurrent with secondary offering	984,140	$26.40	$25,982
June 2, 2026	Repurchase Program	115,000	$25.49	$2,931
June 3, 2026	Repurchase Program	120,000	$24.64	$2,956
Total		1,219,140	$26.14	$31,869
Amounts in the table exclude commissions of $5 on the June 2026 open market repurchases. Average prices are presented exclusive of commissions.
Excise Tax
The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the fair market value of net repurchases of stock by covered corporations after December 31, 2022. Any excise tax incurred on share repurchases is recognized as a direct cost of the repurchase and recorded as a reduction of additional paid-in capital. As of September 30, 2026, the Company had not recorded a liability for the excise tax because qualifying issuances of Class A common stock during the taxable year to date exceeded the fair market value of shares repurchased.

The following table presents a rollforward of the Company’s Common Stock issued and outstanding for the nine months ended September 30, 2026:

	Class A Common Stock	Class B Common Stock
Outstanding as of December 31, 2025	94,718,530	43,435,000
Exercise of options (1)	347,586	—
Vesting of restricted stock units (2)	885,789	—
Common stock repurchased and retired	(1,219,140)	—
Outstanding as of September 30, 2026	94,732,765	43,435,000

(1) Net of shares withheld to pay the exercise price of net-settled stock options and employee taxes
(2) Net of shares withheld to pay employee taxes

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
Each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock. In addition, each share of Class B common stock will automatically convert into one share of Class A common stock upon the occurrence of certain transfer events, other than permitted transfers, or upon the occurrence of a final conversion date, as defined in the Company’s governing documents. Following the final conversion date, Class B common stock may no longer be reissued, and any outstanding shares will be retired or canceled.

Note 6. Share-Based Compensation Plan
The Company’s accounting policies for share-based compensation are described in Note 7, “Share-Based Compensation Plan,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these policies during the three and nine months ended September 30, 2026. The disclosures below should be read in conjunction with that note.

Stock Options

During the three and nine months ended September 30, 2026, the Company did not grant stock option awards and no stock option awards were forfeited. As of September 30, 2026, no unrecognized compensation remains for time-based and performance-based stock options as they are fully vested.

A summary of stock option activity during the three and nine months ended September 30, 2026, is presented below:

	Time Based				Performance Based
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,351,430	$5.80	8.2	$101,658	4,426,955	$5.79	8.3	$103,445
Granted	—	—			—	—
Exercised	(91,500)	5.53			(97,981)	5.52
Forfeited	—	—			—	—
Expired	—	—			—	—
Outstanding as of March 31, 2026	4,259,930	$5.80	7.8	$75,087	4,328,974	$5.80	7.8	$76,326
Exercisable as of March 31, 2026	4,259,930	$5.80	7.8	$75,087	4,328,974	$5.80	7.8	$76,326
Granted	—	—			—	—
Exercised	(86,278)	5.50			(57,603)	5.50
Forfeited	—	—			—	—
Expired	—	—			—	—
Outstanding as of June 30, 2026	4,173,652	$5.81	7.5	$102,964	4,271,371	$5.80	7.5	$105,406
Exercisable as of June 30, 2026	4,173,652	$5.81	7.5	$102,964	4,271,371	$5.80	7.5	$105,406
Granted	—	—			—	—
Exercised	(46,500)	5.50			(41,150)	5.50
Forfeited	—	—			—	—
Expired	—	—			—	—
Outstanding as of September 30, 2026	4,127,152	$5.81	7.2	$88,885	4,230,221	$5.81	7.2	$91,137
Exercisable as of September 30, 2026	4,127,152	$5.81	7.2	$88,885	4,230,221	$5.81	7.2	$91,137

Restricted Stock Units (“RSUs”)

During the three and nine months ended September 30, 2026, 2,763 and 3,867 RSUs were forfeited, respectively. During the three and nine months ended September 30, 2026, 1,383,937 and 1,383,937 RSUs vested and 1,031,448 and 1,031,448 RSUs were granted, respectively. On September 8, 2026, the Compensation Committee of the Board approved an amendment to the vesting schedule of the RSUs granted in 2025. The first installment, representing one-third of each award, remained scheduled to vest on the first anniversary of the vesting commencement date. The remaining two-thirds of each award, which were previously scheduled to vest in annual installments on the second and third anniversaries of the vesting commencement date, will vest in eight equal quarterly installments beginning three months after the first anniversary of the vesting commencement date. The amendment did not change the number of RSUs, the final vesting date, or the aggregate grant-date fair value of the awards, and did not result in incremental share-based compensation expense. As of September 30, 2026, there were 3,821,132 RSUs outstanding with a weighted-average grant-date fair value of $22.03 per unit and a weighted-average remaining service period of 2.3 years.

A summary of RSU activity during the three and nine months ended September 30, 2026, is presented below:

	Number of Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service Period
Outstanding as of December 31, 2025	4,177,488	$20.04	2.8
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of March 31, 2026	4,177,488	$20.04	2.5
Granted	—	—	—
Vested	—	—	—
Forfeited	(1,104)	20.00	—
Outstanding as of June 30, 2026	4,176,384	$20.04	2.3
Granted	1,031,448	27.35	—
Vested	(1,383,937)	20.00	—
Forfeited	(2,763)	20.00	—
Outstanding as of September 30, 2026	3,821,132	$22.03	2.3

During the three and nine months ended September 30, 2026, the Company recognized $7,009 and $20,832 of share-based compensation expense related to RSUs, respectively, which is included in employee compensation and benefits expense in the condensed consolidated statements of income. As of September 30, 2026, unrecognized compensation cost related to unvested RSUs was $84,046, which is expected to be recognized over a weighted-average period of 2.3 years.

Note 7. Income Taxes
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate for the three and nine months ended September 30, 2026, was 30.2% and 30.3%, respectively, and differed from the U.S. federal statutory rate primarily due to limitations on deductions for officer compensation and state income taxes, partially offset by excess tax benefits from share-based compensation. The Company’s effective tax rate for the three and nine months ended September 30, 2025, was 25.6% and 25.7%, respectively, and differed from the U.S. federal statutory rate primarily due to state income taxes.
Note 8. Related-Party Transactions
Rent Expense
In February 2021, the Company entered into a month-to-month operating lease agreement for office space for management and administrative services at a rate of $12 per month from an affiliate of the Company’s executive and principal stockholder. Rent expense was $36 and $108, respectively, for the three and nine months ended September 30, 2026, and $36 and $108, respectively, for the three and nine months ended September 30, 2025, which were included in general and administrative expense in the condensed consolidated statements of income.
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
For the three and nine months ended September 30, 2026 and 2025, the Company did not have revenue from any one customer that was greater than 10% of condensed consolidated revenue.
Note 10. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Basic and Diluted Shares
Numerator:
Net income	$17,256	$11,511	$40,401	$33,070
Less: accretion adjustment to redeemable preferred stock (1)	—	(3,555)	—	(10,404)
Less: allocation to participating preferred stock	—	(2,463)	—	—
Less: cash dividend paid on redeemable preferred stock	—	—	—	(54,170)
Net income (loss) available to common stockholders (2)	$17,256	$5,493	$40,401	$(31,504)

Denominator:
Weighted average Common Stock outstanding — Basic
Class A Common Stock	93,837,630	93,350,000	94,333,674	93,350,000
Class B Common Stock	43,435,000	—	43,435,000	—
Weighted average Common Stock outstanding — Basic	137,272,630	93,350,000	137,768,674	93,350,000
Basic earnings (loss) per share — Class A and Class B Common Stock	$0.13	$0.06	$0.29	$(0.34)

Weighted average Common Stock outstanding Class A and Class B Common Stock — Basic	137,272,630	93,350,000	137,768,674	93,350,000
Dilutive shares from stock options	6,834,547	3,912,548	6,666,705	—
Dilutive shares from RSUs	2,283,814	—	1,675,067	—
Total weighted average Class A and Class B Common Stock outstanding — Diluted	146,390,991	97,262,548	146,110,446	93,350,000
Diluted earnings (loss) per share — Class A and Class B Common Stock	$0.12	$0.06	$0.28	$(0.34)

The potential shares of common stock that were excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Time Vesting Options (3)	—	—	—	4,462,500
Performance Vesting Options (4)	—	4,462,500	—	4,462,500
Restricted Stock Units (5)	—	4,155,678	—	4,155,678
Early Exercised Stock Options (6)	—	1,417,500	—	2,835,000
__________________________________________________________________________________________________
(1)Represents the accretion of the redeemable preferred stock to its redemption value and includes both the effect of cumulative undeclared dividends and the accretion of issuance costs for the applicable periods.
(2)Net income (loss) available to common stockholders for the three and nine months ended September 30, 2025, included $5.0 million and $8.4 million of costs related to the Company’s initial public offering (the “IPO”), respectively, that were reimbursed to the Company by the selling stockholders on October 2, 2025.
(3)The Time Vesting Options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025, as their inclusion would have been anti-dilutive.
(4)Performance Vesting Options have a performance condition. For the three and nine months ended September 30, 2025, the performance condition was not met and, therefore, these options were excluded from the diluted earnings per share computation.
(5)The unvested Restricted Stock Units have been excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2025, as their effect would have been anti-dilutive.
(6)The early exercised stock options comprise 1,417,500 time-based awards and 1,417,500 performance-based awards. For the three months ended September 30, 2025, the time-based options were included in the calculation of diluted earnings per share, as they were considered in-the-money and dilutive. These options were excluded from the diluted loss per share computation for the nine months ended September 30, 2025, as they were anti-dilutive. The performance-based options are subject to a performance condition. For the three and nine months ended September 30, 2025, the performance condition had not been met and was not considered probable. Accordingly, these options were excluded from the diluted earnings (loss) per share computation for the respective periods.

Note 11. Commitments and Contingencies
The Company is, from time to time, party to various legal actions and is subject to various claims arising in the ordinary course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 12. Subsequent Events
On October 19, 2026, the Company borrowed $7.0 million under the Amended 2025 Revolver, increasing the outstanding balance to $222.0 million as of the date these financial statements were issued.
In October 2026, the Company remitted $13.6 million of employee tax withholdings related to the net share settlement of RSUs that vested on September 30, 2026, and $0.6 million of related employer payroll taxes. Both amounts were included in accounts payable as of September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. The following discussion and analysis should be read in conjunction with our consolidated financial statements, the accompanying notes, and other information included elsewhere in this Quarterly Report, in our Annual Report on Form 10-K, and in our other filings with the Commission. This discussion and analysis contains forward-looking statements that are subject to risks, uncertainties, and other factors described under “Risk Factors” in our Annual Report on Form 10-K, as provided in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from such forward-looking statements. Additionally, our historical results are not necessarily indicative of the results that may be expected for any future period.

Overview
Neptune is a leading, high-growth, highly profitable, data-driven Managing General Agent (“MGA”) that is revolutionizing the way homeowners and businesses protect against the growing risks of flooding. We offer a range of easy-to-purchase residential and commercial insurance products—including primary flood insurance, excess flood insurance, and parametric earthquake insurance—distributed through a nationwide network of agencies. Neptune does not take any balance sheet insurance risk or have claims handling responsibility relating to the policies we sell. We underwrite and administer the issuance of insurance policies on behalf of a diverse panel of insurance and reinsurance companies, whom we refer to as capacity providers, that manage both this risk and the associated claims handling. From day one, we have built our business on a foundation of advanced data science and AI, leveraging proprietary ML algorithms, which has led to superior underwriting results, outsized growth, recurring revenue, and robust margins.
Technology and data science are the foundation of Neptune’s business model, driving our three core pillars:
•Our Underwriting Engine: Our entirely digital underwriting engine, Triton, uses advanced technology, including proprietary AI and ML models, without any human underwriters, to assess risk with speed and precision. Powered by predictive analytics and loss estimation, Triton has enabled our policies to consistently outperform the National Flood Insurance Program (“NFIP”) in written loss ratio despite 21 landfall hurricanes—including 4 of the 10 largest flood events in U.S. history—taking place since Neptune’s founding.
•Our Risk Relationships: Our risk relationships are built on performance and trust, and as of September 30, 2026, we had 45 capacity providers, including 37 reinsurance providers, backing 8 distinct insurance programs to help minimize concentration risk while delivering consistent returns. In turn, the accuracy of our risk assessment and our precision pricing have delivered hundreds of millions of dollars of underwriting profit for our capacity providers since inception, leading to high rates of capacity renewals and increases in committed capacity at improved economic terms.
•Our Distribution: Our distribution strategy is primarily focused on deep partnerships across agencies with tens of thousands of agents who benefit from the ease of use of our automated underwriting platform, seamless API integrations, instantaneous bindable quotes, and our proprietary Agent Portal. We believe this is a meaningful departure from industry norms and makes our approach to distribution attractive to the agents with whom we work.
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
We operate as an MGA, with a highly attractive, recurring, fee-based revenue model derived from two primary sources: commissions paid by capacity providers, and fees paid by policyholders. Commissions are calculated as a negotiated percentage of premium for each policy. Given our strong retention rates to date, we believe that we have a high degree of visibility into our future revenue streams. For the three and nine months ended September 30, 2026, our eligible policy retention rate at renewal was 84.1% and 85.2%, respectively, and our premium retention rate at renewal was 91.0%

and 91.2%, respectively. The difference between policy and premium retention rates reflects increases to the rates charged to renewing policyholders.
We are organized as a single operating and reportable segment.
Factors Affecting Our Results of Operations
Our financial results and operating performance are influenced by a number of macroeconomic, industry-specific, and company-specific factors, the most significant of which we believe include the following. These factors should be read in conjunction with Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K:
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
Additionally, our ability to distribute the policies we offer is dependent on our distribution model, which relies on third-party agents and brokers. As of September 30, 2026, our insurance agent and broker partners were responsible for over 96% of our policies in force, supported by our in-house sales team and technology integrations. This distribution model exposes us to meaningful third-party risks. Any failure by our agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business. See “Risk Factors — Risks Relating to our Business and Industry — Our distribution model depends on third-party agents and brokers, and any failure by those agents and brokers to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business” in our Annual Report on Form 10-K. We mitigate this risk by diversifying the third-party agents and brokers that we use in our distribution model.
Impact of Climate and Catastrophic Events on Demand for Flood Insurance
Our growth and success are dependent on property owners and tenants continuing to purchase flood insurance from us, in turn increasing the revenue we generate from commissions and policy fees. High-profile flood events, including Hurricane Ida (2021), Hurricane Ian (2022), Hurricane Helene (2024), and Hurricane Milton (2024), tend to raise consumer awareness and demand for flood insurance, potentially increasing our policy sales and, as a result, our commissions and fees in subsequent periods. Increases in flood risk, or the perception of increases in flood risk, in areas believed to have lower flood risk today (e.g., non-coastal regions that have not historically been considered to be flood-prone) could also increase demand for flood insurance in those areas. Alternatively, significant increases in insured losses due to increasing frequency and intensity of storms could result in additional governmental regulation aimed at mitigating the impact of natural disasters, including stricter building codes or incentives for risk mitigation measures, that could change the dynamics of the housing markets in which we provide flood insurance. Such regulation could lead to incentives for homeowners to seek private flood insurance coverage, or could cause our capacity providers to exit from, or reduce their exposure to, significant flood events and other natural disasters. In contrast, slower-than-expected storm seasons can limit demand for new flood insurance policies, potentially decreasing our policy sales and, as a result, our commissions and fees and revenues in subsequent periods. However, slower-than-expected storm seasons are also likely to result in lower insured losses experienced by our capacity providers, which would allow us to deliver further improved written loss ratios for our capacity providers. See also “Risk Factors — Risks Relating to our Business and Industry — Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K.
Economic Environment Impact on Demand for Flood Insurance
Macroeconomic conditions that affect the housing market influence our policy sales. Many flood insurance purchases are driven by mortgage requirements (e.g., homeowners with a government-backed mortgage in FEMA-designated Special Flood Hazard Areas (“SFHAs”) are required to obtain flood insurance coverage). As a result, a high volume of home sales or new housing starts in coastal and flood-prone areas can lead to more policies written by Neptune. If rising interest rates, economic downturns, or a persistent inflationary environment slow home purchase or construction activity, particularly in areas where flood coverage is required, the growth of our new policy sales could slow. Conversely, lower home sales may lead to fewer mid-term cancellations as policyholders stay in their current homes longer and could result in a positive impact to renewal rates. We also monitor property value inflation and construction cost trends, as these can increase insured values and premiums (and, thereby, our commission income) on existing policies at renewal. Alternatively, if homeowners experience higher prices generally, whether due to inflationary pressure, tariffs, or other macroeconomic factors, it may lead to a decrease in our renewal acceptance rates as homeowners seek lower-cost alternatives or elect not to maintain flood insurance in areas where it is not federally required. See “Risk Factors — Risks Relating to our Business and Industry — An overall decline in the housing market or general economic conditions could have a material adverse effect on the financial condition and results of operations of our business” in our Annual Report on Form 10-K.
Seasonality of Our Business
Our business is seasonal, as hurricanes typically occur during the period from June 1 through November 30 each year. Hurricane season drives sales awareness of the need for flood insurance. This has historically resulted in an increase in total sales in our second and third quarters of each fiscal year, as compared to the first and fourth quarters, and it also affects the timing of our renewals in subsequent years.
Competition from the National Flood Insurance Program and Private Market (Including New Entrants)
The flood insurance market is dominated by the U.S. government’s NFIP, which historically has provided the vast majority of flood insurance policies for properties in the United States. Changes in NFIP policies or pricing can affect our growth. For instance, NFIP’s Risk Rating 2.0, a revised pricing methodology published in 2021 that has caused annual price increases for some NFIP policyholders, may drive price-sensitive policyholders to seek private alternatives like Neptune. Conversely, if the NFIP were to reduce rates or expand coverage limits, it could potentially attract policyholders back to the NFIP program and away from private alternatives like Neptune.

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
Underwriting Profitable Portfolios
We rely on our capacity providers to provide insurance capacity and to assume the associated balance sheet insurance risk of the flood insurance policies we sell to policyholders. While higher claims frequency or severity bears no direct risk to our financial results, because we do not bear the insurance risk associated with claims, if incurred losses exceed any capacity provider’s loss tolerance, we face the risk of their reduction or withdrawal as a risk-taking partner to Neptune and as a result may need to seek additional capacity from other capacity providers, or new capacity providers, in order to support our continued growth. See “Risk Factors — Risks Relating to our Business and Industry — Our business may be harmed if one or more of our relationships with capacity providers are terminated or are reduced, if we fail to maintain good relationships with such capacity providers, if we become dependent upon a limited number of capacity providers, or if we fail to develop new capacity provider relationships” in our Annual Report on Form 10-K. Historically, we have been able to produce portfolios that perform exceptionally well for our capacity providers, and we believe our investments into our Triton system will help deliver continued outperformance versus our peers. If we continue to outperform through large-scale flood events, this could lead to increased access to insurance capacity or improvement in ceding commissions, which could positively impact our economics and ability to grow.
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
Regulatory Changes
We operate in a highly regulated industry, subject to regulatory oversight in the 50 states and Washington, D.C., where we are qualified to do business, and regulatory factors at the federal and state level may impact our ability to sell insurance policies. This extensive regulatory framework governs consumer protections and data security, exposing our business to significant litigation and compliance risks. See “Risk Factors — Risks Relating to Regulatory and Legal Matters — The insurance business is extensively regulated, and changes in regulation may reduce our profitability and limit our growth” in our Annual Report on Form 10-K. In addition, as an MGA, we are subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions in which we operate. These licenses are subject to periodic renewal and compliance with jurisdiction-specific regulations, including recordkeeping, tax reporting, and Excess & Surplus (“E&S”) lines filing requirements. Any failure to meet these obligations could result in fines, penalties, or suspension of our licenses, which would impair our ability to operate in affected jurisdictions. We must also verify that our third-party agents and brokers maintain required licenses and comply with the conditions of our delegated binding authorities. Failure to monitor and verify the licensing status of agents and brokers could result in the termination of carrier binding authorities and/or increased regulatory risk. See “Risk Factors — Risks Relating to Regulatory and Legal Matters — Compliance with insurance licensing requirements for MGAs and E&S lines agencies and individual producers is critical to our operations, and any failure to maintain required licenses could disrupt our business” and “Risk Factors — Risks Relating to Regulatory and Legal Matters — Regulatory and licensing requirement changes could disrupt operations or increase compliance costs and restrict our ability to conduct our business” in our Annual Report on Form 10-K.

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
Revenue
Our revenue consists primarily of commission income and fee income, discussed in more detail below.
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
Each policyholder’s insurance contract is for a period of one year and can only be canceled by the policyholder prior to expiration for a limited set of reasons, most often in conjunction with the sale of the underlying insured property. Prior to the expiration of the insurance contract, the risk is re-underwritten using the then-current version of Triton. If the risk still qualifies for an insurance contract, we present the policyholder with a renewal offer. For the three and nine months ended September 30, 2026, 84.1% and 85.2%, respectively, of the eligible renewal offers presented to policyholders were accepted, and those policyholders began new one-year insurance contracts. Upon the effective date of the renewal policy, commission is recognized. As Neptune receives its commission for the full policy year up front, we estimate a cancellation reserve for commissions for those policies that are expected to cancel during the term.
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
Fees can vary by product type, underlying risk, and location of the insured property. The fee is non-refundable should the policy be canceled due to mid-term home sale or any other type of acceptable mid-term cancellation reason; therefore, fee income is treated as fully earned once a policy has become effective. Similar to the commission income described above, fees are recognized at a point in time upon the effective date of bound insurance coverage, at which point the performance obligation has been met as no performance obligation exists after coverage is bound.
Operating Expenses
Agent Commissions
Agent commission is our largest expense. We pay agent commissions to our distribution partners, such as independent agents, brokers, or referral partners, for bringing business to Neptune. It is a variable cost directly linked to premium placed with our insurance carriers via our distribution partners.
Employee Compensation and Benefits
Employee compensation and benefits consist of salaries, benefits, bonuses, and payroll taxes for our employees. This category also includes share-based compensation, which we present separately in the tables below. Employer payroll taxes on equity awards are included in employee compensation and benefits for all periods presented.
Share-Based Compensation
We expense share-based compensation over the vesting period based on the grant-date fair value of the awards.

General and Administrative
G&A expenses include all other operating costs—e.g., marketing and advertising, technology infrastructure and cloud services, office lease expenses, professional fees (legal, accounting, consulting), licensing and regulatory fees, travel, and other overhead. This category also includes corporate transaction costs, which we present separately in the table below. While many G&A costs scale with the size of our business (for example, as the number of policyholders increases, customer support and cloud hosting costs may rise), we implement new technology from time to time to improve efficiency.

Amortization Expense
Our amortization expense primarily relates to capitalized software development costs for our proprietary technology platform. We capitalize the direct labor and software costs for developing new features or capabilities of our platform and amortize those costs, typically over a three-year useful life. Amortization expense has increased in recent years as we have continued to invest in our software, with significant additions in 2025, and during the three and nine months ended September 30, 2026. These expenses will likely continue to grow modestly as we deploy new technology enhancements.
Transaction Costs
Transaction costs include professional fees and other expenses related to the Company’s initial public offering (the “IPO”), which was completed in October 2025, to the secondary offering of the Company’s Class A common stock, which occurred in May 2026, and to corporate development activities.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the periods presented. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table provides an overview of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues:
Commissions and fees	$59,567	$44,365	$153,234	$115,784
Operating expenses:
Agent commissions	17,383	13,840	45,259	35,516
Employee compensation and benefits	2,160	1,662	5,184	4,407
Share-based compensation	7,009	111	20,832	299
General and administrative	3,886	2,138	10,750	6,771
Amortization expense	992	948	3,013	2,734
Corporate transaction costs	172	4,966	239	8,440
Total operating expenses	31,602	23,665	85,277	58,167
Income from operations	$27,965	$20,700	$67,957	$57,617
Other income (expense):
Interest income	329	281	756	697
Interest expense	(3,579)	(5,518)	(10,737)	(13,787)
Income before income tax expense	$24,715	$15,463	$57,976	$44,527
Income tax expense	7,459	3,952	17,575	11,457
Net income	$17,256	$11,511	$40,401	$33,070
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Revenues:
Commission income	$45,913	$33,916	$11,997	35.4%	$117,477	$88,685	$28,792	32.5%
Fee income	13,654	10,449	3,205	30.7%	35,757	27,099	8,658	31.9%
Total revenues	$59,567	$44,365	$15,202	34.3%	$153,234	$115,784	$37,450	32.3%
Revenues increased to $59.6 million for the three months ended September 30, 2026, from $44.4 million for the three months ended September 30, 2025, an increase of 34.3%. Revenues increased to $153.2 million for the nine months ended September 30, 2026, from $115.8 million for the nine months ended September 30, 2025, an increase of 32.3%. This increase was in each case primarily driven by higher policy counts and premium volume, supported by policy renewals and new policy sales. New policy sales during the three and nine months ended September 30, 2026, included additional new business from our agreement with Palomar, under which flood policies previously written by Palomar were renewed on our platform (the “Palomar rollover”), which concluded during that period.

Revenues for the three and nine months ended September 30, 2026, also include $2.0 million and $5.7 million, respectively, attributable to the Palomar rollover. The Palomar rollover represented 3.4% of revenues for the three months ended September 30, 2026, and contributed approximately 4.6 and 4.9 percentage points of revenue growth for the three and nine months ended September 30, 2026, respectively.

Commission income was $45.9 million for the three months ended September 30, 2026, compared to $33.9 million for the three months ended September 30, 2025, an increase of 35.4%. Commission income was $117.5 million for the nine months ended September 30, 2026, compared to $88.7 million for the nine months ended September 30, 2025, an increase of 32.5%. The increase was in each case primarily due to growth in written premium and an increase in average ceding commission.
Fee income was $13.7 million for the three months ended September 30, 2026, compared to $10.4 million for the three months ended September 30, 2025, an increase of 30.7%. Fee income was $35.8 million for the nine months ended September 30, 2026, compared to $27.1 million for the nine months ended September 30, 2025, an increase of 31.9%. Although the average policy fee remained relatively stable, increased volumes of new business drove overall growth in fee income in both periods.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Operating expenses:
Agent commissions	$17,383	$13,840	$3,543	25.6%	$45,259	$35,516	$9,743	27.4%
Employee compensation and benefits	2,160	1,662	498	30.0%	5,184	4,407	777	17.6%
Share-based compensation	7,009	111	6,898	NM	20,832	299	20,533	NM
General and administrative	3,886	2,138	1,748	81.8%	10,750	6,771	3,979	58.8%
Amortization expense	992	948	44	4.6%	3,013	2,734	279	10.2%
Corporate transaction costs	172	4,966	(4,794)	NM	239	8,440	(8,201)	NM
Total operating expenses	$31,602	$23,665	$7,937	33.5%	$85,277	$58,167	$27,110	46.6%
______________________________________________________________________________________________________________
NM — not meaningful

Total operating expenses were $31.6 million for the three months ended September 30, 2026, an increase of 33.5% compared to $23.7 million for the three months ended September 30, 2025. Total operating expenses were $85.3 million for the nine months ended September 30, 2026, an increase of 46.6% compared to $58.2 million for the nine months ended September 30, 2025. The primary drivers of these increases were higher share-based compensation costs associated with RSUs granted in 2025, higher agent commission costs, which are directly correlated with growth in our policy portfolio, and an increase in general and administrative costs.

Agent commission expenses were $17.4 million for the three months ended September 30, 2026, compared to $13.8 million for the three months ended September 30, 2025, representing a 25.6% increase. Agent commission expenses were $45.3 million for the nine months ended September 30, 2026, compared to $35.5 million for the nine months ended September 30, 2025, representing a 27.4% increase. The increase in commission expenses for the three and nine months ended September 30, 2026, was primarily volume-driven, resulting from higher policy sales. Commission expense as a percentage of revenue declined year-over-year, reflecting normalized agent incentive activities in the three and nine months ended September 30, 2026.

Employee compensation and benefits expenses were $2.2 million for the three months ended September 30, 2026, compared to $1.7 million for the three months ended September 30, 2025, an increase of 30.0%. Employee compensation and benefits expenses were $5.2 million for the nine months ended September 30, 2026, compared to $4.4 million for the nine months ended September 30, 2025, an increase of 17.6%. The increase for the three months ended September 30, 2026, was primarily due to $0.6 million of employer payroll taxes on the vesting and settlement of restricted stock units on September 30, 2026, partially offset by lower salary expense. The increase for the nine months ended September 30, 2026, was primarily due to $0.7 million of employer payroll taxes on vested and exercised equity awards.
Share-based compensation was $7.0 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Share-based compensation was $20.8 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increases for the three and nine months ended September 30, 2026, were related to the recognition of share-based compensation expense associated with the RSUs granted in 2025.

On September 8, 2026, the Compensation Committee of the Board approved an amendment to the vesting schedule of these RSUs. The first installment, representing one-third of each award, remained scheduled to vest on the first anniversary of the vesting commencement date. The remaining two-thirds, which were previously scheduled to vest in annual installments on the second and third anniversaries, will vest in eight equal quarterly installments beginning three months after the first vesting date. The amendment did not change the number of RSUs, the final vesting date, or the aggregate grant-date fair value of the awards, and did not result in incremental share-based compensation expense.

On September 30, 2026, 1.38 million RSUs vested, representing the first installment of the RSUs granted on September 30, 2025. Also on September 30, 2026, the Company granted 1.03 million RSUs with a weighted-average grant-date fair value of $27.35 per unit, for an aggregate grant-date fair value of $28.2 million. These RSUs are expensed ratably over three years and vest in equal quarterly installments during the third year following the grant date.

General and administrative expenses were $3.9 million for the three months ended September 30, 2026, up 81.8% from $2.1 million in the three months ended September 30, 2025. General and administrative expenses were $10.8 million for the nine months ended September 30, 2026, up 58.8% from $6.8 million for the nine months ended September 30, 2025. This increase was primarily driven by higher advertising fees, higher software and AI usage costs, and higher professional fees and insurance premiums associated with being a public company.
Amortization expense for the three months ended September 30, 2026, was $1.0 million, compared to $0.9 million for the three months ended September 30, 2025, representing a 4.6% increase. Amortization expense for the nine months ended September 30, 2026, was $3.0 million, compared to $2.7 million for the nine months ended September 30, 2025, representing a 10.2% increase. The increases were attributable to higher amortization of capitalized software development costs, reflecting continued investment in our proprietary technology platform.
Corporate transaction costs recorded for the three and nine months ended September 30, 2026, were $0.2 million and $0.2 million, respectively, and consisted primarily of legal fees related to corporate development activities. The nine-month amount also included the Company’s portion of the fees associated with the secondary Class A common stock offering that closed in May 2026. IPO transaction costs recorded in the three and nine months ended September 30, 2025, were $5.0 million and $8.4 million, respectively, and reflect professional fees and other expenses related to our IPO, which was completed on October 2, 2025.
Interest Income (Expense) and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	Percentage	2026	2025	Amount	Percentage
Other income (expense):
Interest income	$329	$281	$48	17.1%	$756	$697	$59	8.5%
Interest expense	$(3,579)	$(5,518)	$1,939	(35.1%)	$(10,737)	$(13,787)	$3,050	(22.1%)
Interest income for the three months ended September 30, 2026, was $0.3 million, compared to $0.3 million for the three months ended September 30, 2025, reflecting a 17.1% increase. Interest expense was $3.6 million for the three months ended September 30, 2026, down from $5.5 million in the three months ended September 30, 2025, reflecting a

35.1% decrease. The decrease in interest expense was primarily due to a lower average debt balance under our credit facilities and a lower average interest rate during the three months ended September 30, 2026.
Interest income for the nine months ended September 30, 2026, was $0.8 million, compared to $0.7 million for the nine months ended September 30, 2025, reflecting an 8.5% increase. Interest expense was $10.7 million for the nine months ended September 30, 2026, down from $13.8 million in the nine months ended September 30, 2025, reflecting a 22.1% decrease. The decrease in interest expense was primarily due to a lower average debt balance under our credit facilities and a lower average interest rate during the nine months ended September 30, 2026.
Income Tax Expense
Income tax expense was $7.5 million for the three months ended September 30, 2026, compared to $4.0 million for the three months ended September 30, 2025, representing an increase of 88.7%. The increase was primarily driven by higher taxable income in the three months ended September 30, 2026, compared to the three months ended September 30, 2025. In addition, the effective tax rate for the three months ended September 30, 2026, was 30.2%, compared to 25.6% in the three months ended September 30, 2025. The change in the effective tax rate reflects the impact of limitations on deductions for officer compensation and state income taxes, partially offset by excess tax benefits from share-based compensation.
Income tax expense was $17.6 million for the nine months ended September 30, 2026, compared to $11.5 million for the nine months ended September 30, 2025, representing an increase of 53.4%. The increase was primarily driven by higher taxable income in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. In addition, the effective tax rate for the nine months ended September 30, 2026, was 30.3%, compared to 25.7% in the nine months ended September 30, 2025. The change in effective tax rate reflects the impact of limitations on deductions for officer compensation and state income taxes, partially offset by excess tax benefits from share-based compensation.

Key Performance Indicators
In managing our business, our management regularly reviews certain key performance indicators (“KPIs”) to evaluate our operations, guide decision-making, and measure progress. We utilize a variety of operational metrics to understand growth and retention and ultimately to drive profitability.
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
•Average number of employees is the daily weighted-average number of full-time equivalent employees during the trailing four quarters.
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
The table below compares certain of our KPIs as of and for the three and nine months ended September 30, 2026 and 2025, respectively, and our revenue retention rate for the twelve months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
($ in thousands)	2026	2025	%/pp	2026	2025	%/pp
Premium in force (period-end)	$450,322	$341,877	31.7%	$450,322	$341,877	31.7%
Policies in force (period-end)	336,257	260,152	29.3%	336,257	260,152	29.3%
Policy retention rate (1)	84.1%	86.7%	(2.6)	85.2%	86.2%	(1.0)
Premium retention rate (1)	91.0%	98.0%	(7.0)	91.2%	98.7%	(7.5)
Revenue retention rate (1) (2)	88.5%	92.6%	(4.1)	88.5%	92.6%	(4.1)
Written premium	$132,680	$101,461	30.8%	$346,136	$267,144	29.6%
__________________________________________________________________________________________________
(1)Year-over-year changes in percentages are reported in percentage points (pp).
(2)This rate is a last-twelve-months metric.

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
Adjusted EBITDA and Adjusted EBITDA margin: We define Adjusted EBITDA as net income (the most directly comparable GAAP measure) adjusted to exclude interest expense (net of interest income), income taxes, depreciation, and amortization, and further adjusted for share-based compensation, employer payroll taxes on equity awards, corporate transaction related expenses and one-time expenses. Employer payroll taxes on equity awards are cash expenses; we exclude them because their amount and timing depend on our stock price at vesting or exercise and are not driven by our operating performance. By removing these expenses, we believe Adjusted EBITDA provides a clearer representation of operating performance.
We regard Adjusted EBITDA as an important measure for several reasons:
•It excludes the impact of financing activities, including interest expense, to focus on the performance of the underlying operations.
•It excludes non-cash charges like amortization and share-based compensation (which depends on equity grant timing and valuation assumptions), and employer payroll taxes on equity awards, which are cash expenses whose amount and timing depend on our stock price at vesting or exercise.
•It removes corporate transaction related expenses and one-time expenses, most often related to corporate finance activities, such as expenses associated with our IPO in 2025, and to corporate development activities.

•This measure is also useful for management and investors to compare our performance with that of other insurance technology or MGA companies that may have differing depreciation or financing structures.
In conjunction with Adjusted EBITDA, we also calculate Adjusted EBITDA margin, or Adjusted EBITDA as a percentage of total revenue. We believe that Adjusted EBITDA margin is a useful measurement of operating profitability for the same reasons we find Adjusted EBITDA useful and also because it provides a period-to-period comparison of our operating performance. Below is a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA margin to net income margin (the most directly comparable GAAP measure), for the three and nine months ended September 30, 2026 and 2025, and for the twelve months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Change %/pp	2026	2025	Change %/pp
Total revenues	$59,567	$44,365	34.3%	$153,234	$115,784	32.3%
Net income	17,256	11,511	49.9%	40,401	33,070	22.2%
Interest expense (net of interest income)	3,250	5,237	(37.9%)	9,981	13,090	(23.8%)
Income tax expense	7,459	3,952	88.7%	17,575	11,457	53.4%
Amortization expense	992	948	4.6%	3,013	2,734	10.2%
Share-based compensation	7,009	111	NM	20,832	299	NM
Employer payroll taxes on equity awards	622	—	NM	667	—	NM
Corporate transaction related expenses	172	4,966	NM	239	8,440	NM
One-time expenses	—	—	NM	74	—	NM
Adjusted EBITDA	$36,760	$26,725	37.5%	$92,782	$69,090	34.3%
Net income margin(1)	29.0%	25.9%	3.1	26.4%	28.6%	(2.2)
Adjusted EBITDA margin(1)	61.7%	60.2%	1.5	60.5%	59.7%	0.8
______________________________________________________________________________________________________________
NM — not meaningful
(1)Year-over-year changes in percentages are reported in percentage points (pp).

	Twelve Months Ended September 30,
(In thousands)	2026	2025	Change %/pp
Total revenues	$197,001	$147,287	33.8%
Net income	44,743	44,682	0.1%
Interest expense (net of interest income)	14,210	16,006	(11.2%)
Income tax expense	22,341	15,319	45.8%
Amortization expense	3,992	3,554	12.3%
Share-based compensation	31,954	378	NM
Employer payroll taxes on equity awards	667	—	NM
Corporate transaction related expenses	711	8,440	NM
One-time expenses	74	—	NM
Adjusted EBITDA	$118,692	$88,379	34.3%
Net income margin (1)	22.7%	30.3%	(7.6)
Adjusted EBITDA margin (1)	60.2%	60.0%	0.2
___________________________________________________________________________________________________
NM — not meaningful

(1)Year-over-year changes in percentages are reported in percentage points (pp).
Adjusted EBITDA was $36.8 million for the three months ended September 30, 2026, an increase of $10.0 million, or 37.5%, from $26.7 million for the three months ended September 30, 2025. Our Adjusted EBITDA margin for the three months ended September 30, 2026, was 61.7%, an increase from 60.2% for the three months ended September 30, 2025. This increase was primarily due to lower agent commissions and employee compensation and benefits as a percentage of revenue, partially offset by higher general and administrative expenses as a percentage of revenue.

Adjusted EBITDA was $92.8 million for the nine months ended September 30, 2026, an increase of $23.7 million, or 34.3%, from $69.1 million for the nine months ended September 30, 2025. Our Adjusted EBITDA margin for the nine months ended September 30, 2026, was 60.5%, an increase from 59.7% for the nine months ended September 30, 2025. This increase was primarily due to higher revenue leading to increased operating leverage.

Adjusted EBITDA was $118.7 million for the twelve months ended September 30, 2026, an increase of $30.3 million, or 34.3%, from $88.4 million for the twelve months ended September 30, 2025. Our Adjusted EBITDA margin for the twelve months ended September 30, 2026, was 60.2%, a nominal increase from 60.0% for the twelve months ended September 30, 2025.

	Twelve Months Ended September 30,		Change
(In thousands)	2026	2025	Amount	Percentage
Average number of employees	60.8	58.0	2.8	4.8%
Total revenues	$197,001	$147,287	$49,714	33.8%
Revenue per employee	$3,242	$2,539	$703	27.7%
Adjusted EBITDA	$118,692	$88,379	$30,313	34.3%
Adjusted EBITDA per employee	$1,953	$1,524	$429	28.2%
While our revenue and Adjusted EBITDA grew 33.8% and 34.3%, respectively, for the twelve months ended September 30, 2026, from the twelve months ended September 30, 2025, our average number of employees increased by 4.8%. The accelerated growth in revenue and Adjusted EBITDA relative to our growth in employees illustrates the scalability of our existing platform and emphasis on efficient growth.
Adjusted EBITDA per share (basic and diluted):

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
We believe that Adjusted EBITDA per share (basic and diluted) is a useful measurement for the same reasons we find Adjusted EBITDA useful and also because, by implementing the conversion of the Redeemable Convertible Preferred Stock for periods prior to our IPO, we believe Adjusted EBITDA per share (basic and diluted) provides a clearer representation of operating performance on a per-share and period-over-period basis. The most directly comparable GAAP measures are basic earnings per share and diluted earnings per share, respectively.
The table below presents a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA per share (basic and diluted) to basic earnings per share and diluted earnings per share of common stock, respectively (the most directly comparable GAAP measures), for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	Change %	2026	2025	Change %

Net income	$17,256	$11,511	49.9%	$40,401	$33,070	22.2%
Interest expense (net of interest income)	3,250	5,237		9,981	13,090
Income tax expense	7,459	3,952		17,575	11,457
Amortization expense	992	948		3,013	2,734
Share-based compensation	7,009	111		20,832	299
Employer payroll taxes on equity awards	622	—		667	—
Corporate transaction related expenses	172	4,966		239	8,440
One-time expenses	—	—		74	—
Adjusted EBITDA	$36,760	$26,725	37.5%	$92,782	$69,090	34.3%

Weighted average Common Stock outstanding — Basic	137,272,630	93,350,000		137,768,674	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock(1)	—	41,850,000		—	41,850,000
Adjusted weighted average Common Stock outstanding — Basic	137,272,630	135,200,000		137,768,674	135,200,000

Basic earnings (loss) per share	$0.13	$0.06		$0.29	$(0.34)
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders(2)	—	0.06		—	0.68
Other adjustments to earnings (loss) per share(3)	0.14	0.08		0.38	0.17
Adjusted basic EBITDA per share(4)	$0.27	$0.20		$0.67	$0.51

Weighted average Common Stock outstanding — Diluted	146,390,991	97,262,548		146,110,446	93,350,000
Plus: Impact of dilutive stock options(5)	—	—		—	2,409,232
Plus: Impact of conversion of redeemable, convertible preferred stock(1)	—	41,850,000		—	41,850,000
Adjusted weighted average Common Stock outstanding — Diluted	146,390,991	139,112,548		146,110,446	137,609,232

Diluted earnings (loss) per share	$0.12	$0.06		$0.28	$(0.34)
Effect of conversion of redeemable, convertible preferred stock(2)	—	0.05		—	0.66
Other adjustments to earnings (loss) per share(3)	0.13	0.08		0.36	0.18
Adjusted diluted EBITDA per share(4)	$0.25	$0.19		$0.64	$0.50
___________________________________________________________________________________________________
(1)Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(2)Pursuant to the completion of the Company’s IPO on October 2, 2025, the redeemable, convertible preferred stock was no longer outstanding for the three and nine months ended September 30, 2026. For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended September 30, 2025, this includes $3.6 million of accretion adjustments and $2.5 million of allocations to participating preferred stock. For the nine months ended September 30, 2025, this includes $54.2 million of cash dividends paid on redeemable preferred stock and $10.4 million of accretion adjustments, totaling $64.6 million. These adjustments were divided by 93,350,000 shares for the three and nine months ended September 30, 2025 to calculate the Adjusted EBITDA per share (basic and diluted) amounts.
(3)Other adjustments to earnings (loss) per share represent interest expense (net of interest income), income tax expense, amortization expense, share-based compensation, employer payroll taxes on equity awards, corporate transaction related expenses, and one-time expenses.

(4)Adjusted EBITDA per share (basic and diluted) is calculated as Adjusted EBITDA divided by the applicable adjusted weighted-average shares of common stock outstanding. Individual per-share components above may not sum exactly to the total due to rounding.
(5)Represents the impact of 2,409,232 stock options that were not included in the GAAP diluted weighted-average common stock outstanding for the nine months ended September 30, 2025, but are included for purposes of Adjusted diluted EBITDA per share.

Adjusted net income and Adjusted earnings (basic and diluted) per share:

We define Adjusted net income as net income (the most directly comparable GAAP measure), adjusted to exclude amortization expense, share-based compensation, employer payroll taxes on equity awards, corporate transaction related expenses, and one-time expenses, and the related tax effect of those adjustments. By removing these expenses, we believe Adjusted net income provides a clearer representation of operating performance.
We regard Adjusted net income as an important measure for several reasons:
•It excludes non-cash charges like amortization and share-based compensation (which depends on equity grant timing and valuation assumptions), and employer payroll taxes on equity awards, which are cash expenses whose amount and timing depend on our stock price at vesting or exercise.
•It removes corporate transaction related expenses and one-time expenses, most often related to corporate finance activities, such as expenses associated with our IPO in 2025, and to corporate development activities.
Adjusted earnings (basic and diluted) per share is Adjusted net income divided by the basic and diluted weighted-average shares of common stock outstanding for the period, respectively, in each case assuming the full conversion of all outstanding Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock, which occurred upon the consummation of our IPO in 2025. By implementing the conversion of the redeemable convertible preferred stock, we believe Adjusted earnings (basic and diluted) per share provides a clearer representation of operating performance. The most directly comparable GAAP measures are basic earnings per share and diluted earnings per share, respectively.
The table below presents a reconciliation of Adjusted net income to net income (the most directly comparable GAAP measure), as well as our Adjusted earnings (basic and diluted) per share to basic earnings and diluted earnings per share of common stock, respectively (the most directly comparable GAAP measures), for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	Change %	2026	2025	Change %

Net income	$17,256	$11,511	49.9%	$40,401	$33,070	22.2%
Income tax expense	7,459	3,952		17,575	11,457
Amortization expense	992	948		3,013	2,734
Share-based compensation	7,009	111		20,832	299
Employer payroll taxes on equity awards	622	—		667	—
Corporate transaction related expenses	172	4,966		239	8,440
One-time expenses	—	—		74	—
Adjusted income before income tax expense	$33,510	$21,488	55.9%	$82,801	$56,000	47.9%
Adjusted income taxes (1)	$(9,234)	$(5,492)		$(22,511)	$(14,392)
Adjusted net income	$24,276	$15,996	51.8%	$60,290	$41,608	44.9%

Weighted average Common Stock outstanding — Basic	137,272,630	93,350,000		137,768,674	93,350,000
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	—	41,850,000		—	41,850,000
Adjusted weighted average Common Stock outstanding — Basic	137,272,630	135,200,000		137,768,674	135,200,000

Basic earnings (loss) per share	$0.13	$0.06		$0.29	$(0.34)
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders (3)	—	0.06		—	0.68
Other adjustments to earnings (loss) per share (4)	0.12	0.04		0.31	0.08
Adjusted income taxes per share	(0.07)	(0.04)		(0.16)	(0.11)
Adjusted basic earnings per share (5)	$0.18	$0.12		$0.44	$0.31

Weighted average Common Stock outstanding — Diluted	146,390,991	97,262,548		146,110,446	93,350,000
Plus: Impact of dilutive stock options (6)	—	—		—	2,409,232
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	—	41,850,000		—	41,850,000
Adjusted weighted average Common Stock outstanding — Diluted	146,390,991	139,112,548		146,110,446	137,609,232

Diluted earnings (loss) per share	$0.12	$0.06		$0.28	$(0.34)
Effect of conversion of redeemable, convertible preferred stock (3)	—	0.05		—	0.66
Other adjustments to earnings (loss) per share (4)	0.11	0.04		0.28	0.08
Adjusted income taxes per share	(0.06)	(0.04)		(0.15)	(0.10)
Adjusted diluted earnings per share (5)	$0.17	$0.11		$0.41	$0.30
___________________________________________________________________________________________________
(1)This represents the tax impact using adjusted effective tax rates of 27.6% and 25.6% for the three months ended September 30, 2026 and 2025, respectively, and adjusted effective tax rates of 27.2% and 25.7% for the nine months ended September 30, 2026 and 2025, respectively. These tax rates exclude items that are non-deductible, non-taxable, or subject to a specific tax treatment.
(2)Assumes the conversion of all 41,850,000 shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(3)Pursuant to the completion of the Company’s IPO on October 2, 2025, the redeemable, convertible preferred stock was no longer outstanding for the three and nine months ended September 30, 2026. For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock, assuming all redeemable preferred shares had been converted and no longer impacted the numerator. For the three months ended September 30, 2025, this includes $3.6 million of accretion adjustments and $2.5 million of allocations to participating preferred stock. For the nine months ended September 30, 2025, this includes $54.2 million of cash dividends paid on redeemable preferred stock and $10.4 million of accretion adjustments, totaling $64.6 million. These adjustments were divided by 93,350,000 shares for the three and nine months ended September 30, 2025 to calculate the Adjusted earnings (basic and diluted) per share amounts.
(4)Other adjustments to earnings (loss) represent income tax expense, amortization expense, share-based compensation, employer payroll taxes on equity awards, corporate transaction related expenses, and one-time expenses.
(5)Adjusted earnings (basic and diluted) per share is calculated as Adjusted net income divided by the applicable weighted-average shares outstanding. Individual per-share components above may not sum exactly to the total due to rounding.
(6)Represents the impact of 2,409,232 stock options that were not included in the GAAP diluted weighted-average common stock outstanding for the nine months ended September 30, 2025, but are included for purposes of Adjusted diluted earnings per share.

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
All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business. We provide these non-GAAP measures as supplemental information and encourage review of the reconciliations to understand the adjustments made.
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Our principal sources of liquidity are cash generated from operating activities and available borrowing capacity under our credit facilities. Our principal liquidity requirements include operating expenses, debt service obligations (interest and repayments of borrowings under our revolving credit facility), capital expenditures (primarily capitalized software development), and working capital.
As of September 30, 2026 and December 31, 2025, we had $77.9 million and $40.5 million of cash and cash equivalents and fiduciary cash on the balance sheet, respectively. This consisted of $17.4 million and $8.0 million of cash and cash equivalents, respectively, and $60.5 million and $32.5 million of fiduciary cash, respectively. In our capacity as an insurance agent, we typically collect premiums from policyholders and, after deducting the authorized commissions, remit the net premiums to the appropriate insurance company or companies. Accordingly, premiums receivable from policyholders are reported as fiduciary receivables and premiums payable to insurance companies are reported as insurance company payables. Unremitted net insurance premiums are held in a fiduciary capacity until we distribute them. Net insurance premiums payable to insurance companies, together with premium deposits received from policyholders, are held as fiduciary cash on the balance sheet. Cash and cash equivalents held in excess of the amounts required to meet our fiduciary obligations are recognized as cash and cash equivalents. We had operating cash flows of $69.3 million and $38.9 million for the nine months ended September 30, 2026 and 2025, respectively. We use our excess cash to deleverage, by paying down outstanding principal on our Amended 2025 Revolver, and to return capital to stockholders, by repurchasing our Class A common stock, while retaining sufficient liquidity for working capital needs.
As of September 30, 2026 and December 31, 2025, the Company was allowed to borrow up to $45.0 million and $20.0 million, respectively, under our $260.0 million revolving credit facility effected pursuant to our 2025 Amended and

Restated Credit Agreement. During the three months ended September 30, 2026, the Company used cash from operations to effect aggregate principal paydowns of $25.0 million in respect of amounts drawn under the revolving credit facility, resulting in $215.0 million of revolving debt outstanding under the credit facility at September 30, 2026. The undrawn portion of our revolving credit facility provides flexibility for short-term funding needs or working capital requirements.
On October 19, 2026, the Company borrowed $7.0 million under the Amended 2025 Revolver, increasing the outstanding balance to $222.0 million as of the date these financial statements were issued.
In October 2026, the Company remitted $14.2 million to the relevant taxing authorities, consisting of $13.6 million of employee tax withholdings related to the net share settlement of RSUs that vested on September 30, 2026, and $0.6 million of related employer payroll taxes. These taxes were included in accounts payable as of September 30, 2026; accordingly, cash and cash equivalents of $17.4 million as of September 30, 2026, do not reflect their payment. The employee tax withholdings are presented as a non-cash financing activity for the nine months ended September 30, 2026, and their payment in October 2026 will be presented in financing activities. Following the transition to quarterly vesting, we expect these payments to occur quarterly and in smaller amounts.

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
Share Repurchases

On April 21, 2026, the Board approved a stock repurchase program (the “Repurchase Program”) authorizing the Company to repurchase, in the open market or through accelerated share repurchase, negotiated, or block transactions, up to $100.0 million of shares of the Company’s Class A common stock. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, and, to the extent applicable, in accordance with the timing, price, and volume guidelines of Rule 10b-18. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and repurchases may be funded through cash from operations or borrowings under the Company’s revolving credit facility. The Repurchase Program has no expiration date, will continue until suspended, terminated, or modified by the Board, and does not obligate the Company to repurchase any specific number or dollar amount of shares.

During the nine months ended September 30, 2026, the Company repurchased 235,000 shares of Class A common stock under the Repurchase Program in open market transactions, consisting of 115,000 shares on June 2, 2026, at an average price of $25.49 per share and 120,000 shares on June 3, 2026, at an average price of $24.64 per share, for an aggregate purchase price of $5.9 million, excluding commissions, at a weighted-average price of $25.05 per share. As of September 30, 2026, approximately $94.1 million remained available for repurchases under the Repurchase Program.

In May 2026, the Company also completed an underwritten registered secondary offering pursuant to which certain selling stockholders of the Company sold shares of the Company’s Class A common stock. The Company did not sell any shares in, and did not receive any proceeds from, the offering. Concurrently with the offering, pursuant to a separate authorization of the Board dated May 13, 2026, the Company repurchased 984,140 shares of Class A common stock from the underwriters at a price of $26.40 per share, equal to the price at which the underwriters purchased the shares from the selling stockholders (the public offering price less the underwriting discount), for an aggregate purchase price of $26.0 million. The repurchase settled on May 15, 2026. This repurchase was authorized separately from, and did not reduce the amount available under, the Repurchase Program.

Cash Flows
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$69,287	$38,920
Net cash used in investing activities	$(3,226)	$(2,931)
Net cash used in financing activities	$(28,669)	$(5,009)
Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $69.3 million, primarily consisting of our net income of $40.4 million, share-based compensation of $20.8 million, an increase in operating liabilities of $5.4 million and amortization expense of $3.0 million, partially offset by a $0.7 million increase in operating assets. Accounts payable and commissions payable grew as the Company’s operations expanded, contributing to cash flow.
For the nine months ended September 30, 2025, net cash provided by operating activities was $38.9 million, primarily consisting of our net income of $33.1 million, amortization expense of $2.7 million, amortization of deferred financing costs of $0.5 million, share-based compensation of $0.3 million, and an increase in operating liabilities of $3.8 million. These amounts were partially offset by a $1.3 million increase in operating assets.
Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $3.2 million, compared to $2.9 million for the nine months ended September 30, 2025. For both periods, the cash used in investing activities related primarily to capital expenditures for internally developed software. The increase in year-over-year net cash used in investing activities for the nine months ended September 30, 2026, was primarily driven by the increase in the capitalization of software development cost, reflecting additions to headcount in the technology and data science teams. We expect to continue investing in software development at a similar or slightly greater pace in the future, which is a use of cash that we believe yields high returns in terms of functionality and accretion to future growth.
Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $28.7 million, which was primarily due to $49.0 million of repayments of our revolving credit facility, a $31.9 million repurchase of our Class A common stock, $0.7 million of taxes paid related to net share settlement of equity awards, and a $0.7 million change in fiduciary receivables, partially offset by a $28.7 million change in fiduciary liabilities, $24.0 million of proceeds from drawing on our revolving credit facility and $0.9 million in proceeds from the exercise of stock options.
For the nine months ended September 30, 2025, net cash used in financing activities was $5.0 million, which was primarily due to $175.0 million in dividends paid, $172.0 million aggregate repayments of term loans, $0.5 million payment of deferred financing fees and prepayment penalty, and $0.4 million change in fiduciary receivables, partially offset by $301.0 million in proceeds from long-term debt, a $26.3 million change in fiduciary liabilities, and $15.6 million of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
As of September 30, 2026, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
There have been no material changes as of September 30, 2026, to our contractual obligations from those described in our Annual Report on Form 10-K.

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

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
($ in thousands)	2024	2025	2025	2025	2025	2026	2026	2026
Revenues:
Commission income	$24,137	$22,707	$32,062	$33,916	$33,318	$29,034	$42,531	$45,913
Fee income	7,366	6,646	10,004	10,449	10,449	8,761	13,341	13,654
Total commissions and fees	$31,503	$29,353	$42,066	$44,365	$43,767	$37,795	$55,872	$59,567

Operating expenses:
Agent commissions	9,146	8,940	12,736	13,840	13,549	11,352	16,524	17,383
Employee compensation and benefits	971	1,321	1,424	1,662	1,055	1,542	1,482	2,160
General and administrative	2,097	1,976	2,657	2,138	3,252	3,404	3,460	3,886
Share-based compensation expense	79	84	104	111	11,121	6,876	6,947	7,009
Corporate transaction costs	—	531	2,943	4,966	473	176	(109)	172
Amortization expense	820	874	912	948	979	1,004	1,017	992
Total operating expenses	$13,113	$13,726	$20,776	$23,665	$30,429	$24,354	$29,321	$31,602

Income from operations	$18,390	$15,627	$21,290	$20,700	$13,338	$13,441	$26,551	$27,965

Other income (expense):
Interest income	201	169	247	281	226	165	262	329
Interest expense	(3,117)	(2,401)	(5,868)	(5,518)	(4,456)	(3,531)	(3,626)	(3,579)
Income before income tax expense	$15,474	$13,395	$15,669	$15,463	$9,108	$10,075	$23,187	$24,715

Income tax expense	3,862	3,456	4,049	3,952	4,765	2,726	7,391	7,459

Net income	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349	$15,796	$17,256

Accretion adjustment to redeemable preferred stock	(3,408)	(3,381)	(3,467)	(3,555)	(34)	—	—	—
Allocation to participating preferred stock	(2,540)	(2,030)	—	(2,463)	(14)	—	—	—
Cash dividend paid on redeemable preferred stock	—	—	(54,170)	—	—	—	—	—
Net income (loss) available to common stockholders	$5,664	$4,528	$(46,017)	$5,493	$4,295	$7,349	$15,796	$17,256

Adjusted EBITDA and Adjusted EBITDA per share (basic and diluted):

The table below presents a reconciliation of Adjusted EBITDA to net income (the most directly comparable GAAP measure), as well as our Adjusted EBITDA per share (basic and diluted) to basic earnings (loss) and diluted earnings (loss) per share of common stock, respectively (the most directly comparable GAAP measures), for each of the quarterly periods presented.

	Three Months Ended
(In thousands, except share and per share data)	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2024	2025	2025	2025	2025	2026	2026	2026
Net income	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349	$15,796	$17,256
Interest expense (net of interest income)	2,916	2,232	5,621	5,237	4,230	3,366	3,364	3,250
Income tax expense	3,862	3,456	4,049	3,952	4,765	2,726	7,391	7,459
Amortization expense	820	874	912	948	979	1,004	1,017	992
Share-based compensation	79	84	104	111	11,121	6,876	6,947	7,009
Employer payroll taxes on equity awards	—	—	—	—	—	36	9	622
Corporate transaction related expenses	—	531	2,943	4,966	473	176	(109)	172
One-time expenses	—	—	—	—	—	33	41	—
Adjusted EBITDA	$19,289	$17,116	$25,249	$26,725	$25,911	$21,566	$34,456	$36,760

Weighted average Common Stock outstanding — Basic	93,350,000	93,350,000	93,350,000	93,350,000	138,069,793	138,240,994	137,803,040	137,272,630
Plus: Impact of conversion of redeemable, convertible preferred stock (1)	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—	—	—
Adjusted weighted average Common Stock outstanding — Basic	135,200,000	135,200,000	135,200,000	135,200,000	138,524,684	138,240,994	137,803,040	137,272,630

Basic earnings (loss) per share	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05	$0.11	$0.13
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders (2)	0.05	0.05	0.61	0.06	0.04	—	—	—
Other adjustments to earnings (loss) per share (3)	0.03	0.03	0.07	0.08	0.12	0.11	0.14	0.14
Adjusted EBITDA per share (basic) (4)	$0.14	$0.13	$0.19	$0.20	$0.19	$0.16	$0.25	$0.27

Weighted average Common Stock outstanding — Diluted	93,350,000	93,350,000	93,350,000	97,262,548	147,676,485	145,756,044	146,193,258	146,390,991
Plus: Impact of dilutive stock options (5)	—	654,146	2,661,001	—	—	—	—	—
Plus: Impact of conversion of redeemable, convertible preferred stock (1)	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—	—	—
Adjusted weighted average Common Stock outstanding — Diluted	135,200,000	135,854,146	137,861,001	139,112,548	148,131,376	145,756,044	146,193,258	146,390,991

Diluted earnings (loss) per share	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05	$0.11	$0.12
Effect of conversion of redeemable, convertible preferred stock (2)	0.05	0.05	0.61	0.05	0.04	—	—	—
Other adjustments to earnings (loss) per share (3)	0.03	0.03	0.07	0.08	0.10	0.10	0.13	0.13
Adjusted EBITDA per share (diluted) (4)	$0.14	$0.13	$0.18	$0.19	$0.17	$0.15	$0.24	$0.25

Net income margin	36.9%	33.9%	27.6%	25.9%	9.9%	19.4%	28.3%	29.0%
Adjusted EBITDA margin	61.2%	58.3%	60.0%	60.2%	59.2%	57.1%	61.7%	61.7%

___________________________________________________________________________________________________
(1)Assumes the conversion of all shares of Redeemable Convertible Preferred Stock into an equivalent number of shares of common stock.
(2)For comparability purposes, this calculation reflects net income that would be distributable to holders of common stock assuming all redeemable preferred shares had been converted and therefore no longer impacted the numerator. Accordingly, accretion adjustments and dividends or other allocations attributable to redeemable preferred stock have been added back to net income, as applicable for each period presented. These adjustments were divided by the weighted-average shares outstanding for each respective period to calculate Adjusted EBITDA per share (basic and diluted).
(3)Other adjustments to earnings (loss) represent interest expense (net of interest income), income tax expense, amortization expense, share-based compensation, employer payroll taxes on equity awards, corporate transaction related expenses, and one-time expenses.
(4)Adjusted EBITDA per share (basic and diluted) is calculated as Adjusted EBITDA divided by the applicable adjusted weighted-average shares of common stock outstanding. Individual per-share components above may not sum exactly to the total due to rounding.
(5)Represents the impact of 654,146 and 2,661,001 stock options for the three months ended March 31, 2025 and June 30, 2025, respectively, that were not included in the GAAP diluted weighted-average common stock outstanding but are included for purposes of Adjusted EBITDA per share (diluted).

Adjusted net income and Adjusted earnings (basic and diluted) per share:

The table below presents a reconciliation of Adjusted net income to net income (the most directly comparable GAAP measure), as well as our Adjusted earnings (basic and diluted) per share to basic earnings (loss) and diluted earnings (loss) per share of common stock, respectively (the most directly comparable GAAP measures), for each of the quarterly periods presented.

	Three Months Ended
(In thousands, except share and per share data)	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2024	2025	2025	2025	2025	2026	2026	2026
Net income	$11,612	$9,939	$11,620	$11,511	$4,343	$7,349	$15,796	$17,256
Income tax expense	3,862	3,456	4,049	3,952	4,765	2,726	7,391	7,459
Amortization expense	820	874	912	948	979	1,004	1,017	992
Share-based compensation	79	84	104	111	11,121	6,876	6,947	7,009
Employer payroll taxes on equity awards	—	—	—	—	—	36	9	622
Corporate transaction related expenses	—	531	2,943	4,966	473	176	(109)	172
One-time expenses	—	—	—	—	—	33	41	—
Adjusted income before income tax expense	$16,373	$14,884	$19,628	$21,488	$21,681	$18,200	$31,092	$33,510
Adjusted income taxes (1)	$(4,087)	$(3,840)	$(5,072)	$(5,492)	$(6,346)	$(4,790)	$(8,488)	$(9,234)
Adjusted net income	$12,286	$11,044	$14,556	$15,996	$15,335	$13,410	$22,604	$24,276

Weighted average Common Stock outstanding — Basic	93,350,000	93,350,000	93,350,000	93,350,000	138,069,793	138,240,994	137,803,040	137,272,630
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—	—	—
Adjusted weighted average Common Stock outstanding — Basic	135,200,000	135,200,000	135,200,000	135,200,000	138,524,684	138,240,994	137,803,040	137,272,630

Basic earnings (loss) per share	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05	$0.11	$0.13
Effect of conversion of redeemable, convertible preferred stock and net loss attributable to preferred stock holders (3)	0.05	0.05	0.61	0.06	0.04	—	—	—
Other adjustments to earnings (loss) per share (4)	0.01	0.01	0.03	0.04	0.09	0.08	0.11	0.12
Adjusted income taxes per share	(0.03)	(0.03)	(0.04)	(0.04)	(0.05)	(0.03)	(0.06)	(0.07)
Adjusted basic earnings per share	$0.09	$0.08	$0.11	$0.12	$0.11	$0.10	$0.16	$0.18

Weighted average Common Stock outstanding — Diluted	93,350,000	93,350,000	93,350,000	97,262,548	147,676,485	145,756,044	146,193,258	146,390,991
Plus: Impact of dilutive stock options (5)	—	654,146	2,661,001	—	—	—	—	—
Plus: Impact of conversion of redeemable, convertible preferred stock (2)	41,850,000	41,850,000	41,850,000	41,850,000	454,891	—	—	—
Adjusted weighted average Common Stock outstanding — Diluted	135,200,000	135,854,146	137,861,001	139,112,548	148,131,376	145,756,044	146,193,258	146,390,991

Diluted earnings (loss) per share	$0.06	$0.05	$(0.49)	$0.06	$0.03	$0.05	$0.11	$0.12
Effect of conversion of redeemable, convertible preferred stock (3)	0.05	0.05	0.61	0.05	0.03	—	—	—
Other adjustments to earnings (loss) per share (4)	0.01	0.01	0.03	0.04	0.08	0.07	0.10	0.11
Adjusted income taxes per share	(0.03)	(0.03)	(0.04)	(0.04)	(0.04)	(0.03)	(0.06)	(0.06)
Adjusted diluted earnings per share	$0.09	$0.08	$0.11	$0.11	$0.10	$0.09	$0.15	$0.17
___________________________________________________________________________________________________
(1)This represents the tax impact using the applicable adjusted effective tax rates for each respective period presented, excluding items that are non‑deductible, non-taxable, or subject to a specific tax treatment.
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
(4)Other adjustments to earnings (loss) represent income tax expense, amortization expense, share-based compensation, employer payroll taxes on equity awards, corporate transaction related expenses, and one-time expenses.
(5)Represents the impact of 654,146 and 2,661,001 stock options for the three months ended March 31, 2025 and June 30, 2025, respectively, that were not included in the GAAP diluted weighted-average common stock outstanding but are included for purposes of Adjusted diluted earnings per share.

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
Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting estimates from those discussed in our Annual Report on Form 10-K.
Recently Issued and Adopted Accounting Pronouncements

As of its initial public offering and during the reporting period, the Company has qualified as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). On June 30, 2026, the Company reassessed its EGC status pursuant to the JOBS Act and determined that it expects to meet all four conditions of the Rule 12b-2 “large accelerated filer” definition effective as of December 31, 2026. As a result, the Company expects its EGC status to terminate by statute as of the end of its 2026 fiscal year, and that its Annual Report on Form 10-K for the fiscal year ending December 31, 2026, due to be filed with the U.S. Securities and Exchange Commission on Monday, March 1, 2027, pursuant to the 60-day filing deadline applicable to “large accelerated filers,” must include both management’s report on internal control over financial reporting under Section 404(a) and the independent auditor’s attestation under Section 404(b).
We currently qualify as an EGC under the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same periods as private companies. We are electing to use the extended transition periods available under the JOBS Act for complying with new or revised accounting standards and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We will be subject to the same transition periods to adopt new or revised accounting guidance as is required for large accelerated filers beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
The Company has not adopted any new accounting pronouncements since the audited consolidated financial statements for the year ended December 31, 2025. Refer to Note 2, “Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

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
Our investments are held primarily as cash and cash equivalents. These investments are subject to interest rate risk. The fair values of cash and cash equivalents as of September 30, 2026, approximated their carrying values due to their short-term nature and, therefore, such market risk is not considered to be material. We do not actively invest or trade in equity or derivative securities.
As of September 30, 2026, under our 2025 Amended and Restated Credit Agreement, we had $215.0 million of principal balance outstanding on our revolving credit facility with $45.0 million in available capacity. These borrowings accrue interest tied to SOFR and therefore interest expense under these borrowings is subject to change. An immediate hypothetical 1% change in interest rates on our borrowings would have a $2.2 million annual pre-tax effect on our condensed consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, cash flows, or financial condition.
Item 1A. Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks described in the Company’s Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
Except as set forth below, during the three months ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K. On July 31, 2026, Trevor Burgess, our Chief Executive Officer and Chairman of the Board, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 406,152 shares of our Class A common stock issued to Mr. Burgess upon the September 30, 2026, vesting of certain restricted stock units held by Mr. Burgess, net of shares withheld to satisfy tax withholding obligations. The plan terminates on December 31, 2026. On September 13, 2026, Mr. Burgess adopted a second Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan, which will become effective only upon the scheduled termination of the trading plan adopted by Mr. Burgess on July 31, 2026, provides for the sale of up to 165,247 shares of our Class A common stock that are issuable upon the December 31, 2026, vesting of certain restricted stock units held by Mr. Burgess. The plan terminates on March 31, 2027.

The number of shares that will be available for sale under the September 13, 2026, plan is not yet determinable because shares issuable upon the December 31, 2026, vesting will be withheld by the Company to satisfy the associated tax withholding obligations before any sale under the plan. As such, the number of shares referenced above for that plan reflects the 165,247 RSU shares vesting on December 31, 2026, without excluding the shares that will be withheld.

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

10.8⸸
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of November 10, 2025, by and among Neptune Insurance Holdings Inc., Neptune Flood Incorporated, the financial institutions party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2025).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Redeemable, Convertible Preferred Stock and Stockholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________________________________________________________________________________________

*	Filed herewith.
**	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
+	Indicates a management contract or compensatory plan or arrangement.
⸸	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neptune Insurance Holdings Inc.

Date: October 22, 2026	By:	/s/ Trevor Burgess
Trevor Burgess Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 22, 2026	By:	/s/ Jim Steiner
Jim Steiner Chief Financial Officer and Director
(Principal Financial Officer)